Form 10-Q
period 2019-06-30
ShockWave Medical, Inc.
filed 2019-08-06
CIK 1642545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of securities	Trading symbol(s)	Name of each national exchange and principal U.S. market for the securities
ShockWave Medical Inc., common stock, par value $0.001 per share	SWAV	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 1, 2019, the registrant had 28,026,863 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2019	December 31, 2018
		(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,924	$39,643
Short-term investments	83,213	—
Accounts receivable, net	5,242	2,850
Inventory	8,291	5,131
Prepaid expenses and other current assets	1,953	1,112
Total current assets	140,623	48,736
Operating lease right-of-use assets	2,398	—
Property and equipment, net	3,244	2,619
Other assets	542	2,066
TOTAL ASSETS	$146,807	$53,421
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,216	$1,487
Term notes, current portion	5,000	1,667
Accrued liabilities	7,378	6,217
Lease liability, current portion	806	—
Total current liabilities	15,400	9,371
Lease liability, noncurrent portion	1,732	—
Term notes, noncurrent portion	10,262	13,383
Convertible preferred stock warrant liability	—	313
Other liabilities	—	136
TOTAL LIABILITIES	27,394	23,203
Commitments and contingencies (Note 6)
Convertible preferred stock	—	152,806
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—
Common stock	28	2
Additional paid-in capital	269,582	4,275
Accumulated other comprehensive income	75	—
Accumulated deficit	(150,272)	(126,865)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	119,413	(122,588)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$146,807	$53,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$10,012	$2,279	$17,282	$3,601
Operating expenses:
Cost of product revenue	4,133	1,179	7,205	1,973
Research and development	6,926	5,530	14,410	11,046
Sales and marketing	6,961	4,372	12,831	7,810
General and administrative	3,245	1,392	6,247	2,768
Total operating expenses	21,265	12,473	40,693	23,597
Loss from operations	(11,253)	(10,194)	(23,411)	(19,996)
Interest expense	(250)	(40)	(495)	(58)
Change in fair value of warrant liability	—	10	(609)	51
Other income, net	913	138	1,133	323
Net loss before taxes	(10,590)	(10,086)	(23,382)	(19,680)
Income tax provision	18	21	25	21
Net loss	$(10,608)	$(10,107)	$(23,407)	$(19,701)
Unrealized gain on available-for-sale securities	75	—	75	1
Total comprehensive loss	$(10,533)	$(10,107)	$(23,332)	$(19,700)
Net loss per share, basic and diluted	$(0.38)	$(5.79)	$(1.25)	$(11.42)
Shares used in computing net loss per share, basic and diluted	28,002,887	1,745,499	18,735,307	1,725,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shockwave Medical, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance — December 31, 2018	18,670,328	$152,806	1,824,852	$2	$4,275	$—	$(126,865)	$(122,588)
Exercise of common stock warrants for cash	—	—	50,331	—	110	—	—	110
Issuance of common stock upon net exercise of warrants	—	—	101,744	—	133	—	—	133
Conversion of preferred stock to common stock upon initial public offering	(18,670,328)	(152,806)	18,670,328	18	152,788	—	—	152,806
Conversion of Series A-1 warrants to common stock warrants upon initial public offering	—	—	—	—	789	—	—	789
Issuance of common stock in connection with initial public offering, net of issuance costs of $11.3 million	—	—	6,555,000	7	100,132	—	—	100,139
Issuance of common stock in connection with private placement	—	—	588,235	1	9,999	—	—	10,000
Exercise of stock options	—	—	80,515	—	169	—	—	169
Vesting of early exercised options	—	—	—	—	18	—	—	18
Stock-based compensation	—	—	—	—	412	—	—	412
Adjustment for fractional shares resulting from reverse stock split	—	—	(114)	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	(12,799)	(12,799)
Balance — March 31, 2019	—	—	27,870,891	28	268,822	—	(139,664)	129,186
Issuance of common stock upon net exercise of warrants	—	—	79,208	—	—	—	—	—
Exercise of stock options	—	—	73,608	—	148	—	—	148
Vesting of early exercised options	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	818	—	—	818
Offering costs related to the initial public offering	—	—	—	—	(215)	—	—	(215)
Unrealized gain on available-for-sale securities	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	(10,608)	(10,608)
Balance — June 30, 2019	—	$—	28,023,707	$28	$269,582	$75	$(150,272)	$119,413

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2017	17,510,045	$137,469	1,627,032	$2	$2,470	$(1)	$(85,763)	$(83,292)
Exercise of Series A-1 warrants	52,169	312	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	104	—	—	104
Exercise of stock options	—	—	143,422	—	215	—	—	215
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Vesting of early exercised options	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	273	—	—	273
Net loss	—	—	—	—	—	—	(9,594)	(9,594)
Balance — March 31, 2018	17,562,214	137,781	1,770,454	2	3,084	—	(95,357)	(92,271)
Exercise of Series A-1 warrants	17,506	105	—	—	—	—	—	—
Exercise of stock options	—	—	27,067	—	60	—	—	60
Vesting of early exercised options	—	—	—	—	20	—	—	20
Stock-based compensation	—	—	—	—	312	—	—	312
Net loss	—	—	—	—	—	—	(10,107)	(10,107)
Balance — June 30, 2018	17,579,720	$137,886	1,797,521	$2	$3,476	$—	$(105,464)	$(101,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,407)	$(19,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516	283
Stock-based compensation	1,230	585
Amortization of right-of-use assets	496	—
Accretion of discount on available-for-sale securities	(354)	—
Loss on write down of fixed assets	88	25
Change in fair value of warrant liability	609	(51)
Amortization of debt issuance costs	212	17
Changes in operating assets and liabilities:
Accounts receivable	(2,392)	(1,064)
Inventory	(3,160)	(2,092)
Prepaid expenses and other current assets	(841)	(81)
Other assets	5	(60)
Accounts payable	713	338
Accrued and other current liabilities	1,848	44
Lease liabilities	(496)	—
Other liabilities	—	(9)
Net cash used in operating activities	(24,933)	(21,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(82,784)	—
Proceeds from maturities of available-for-sale securities	—	1,807
Purchase of property and equipment	(1,191)	(821)
Net cash (used in) provided by investing activities	(83,975)	986
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	100,762	—
Proceeds from issuance of common stock in private placement	10,000	—
Proceeds from term loans	—	9,988
Proceeds from stock option exercises	317	375
Proceeds from warrant exercises	110	101
Net cash provided by financing activities	111,189	10,464
Net increase (decrease) in cash, cash equivalents and restricted cash	2,281	(10,316)
Cash, cash equivalents and restricted cash at beginning of period	40,093	51,923
Cash, cash equivalents and restricted cash equivalents at end of period	$42,374	$41,607
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$276	$18
Income tax paid	$8	$4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on conversion of convertible preferred stock	$152,806	$—
Issuance of Series A-1 convertible preferred stock on net exercise of warrants	$—	$316
Common stock issued upon net exercise of warrants	$133	$—
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$789	$—
Offering costs included in accrued liabilities	$215	$—
Right-of-use asset obtained in exchange for lease liability	$73	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$93	$6
Issuance of common stock warrants in connection with debt financing	$—	$104

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

Initial Public Offering

On March 11, 2019, the Company completed an initial public offering (“IPO”) of its common stock.  As part of the IPO, the Company issued and sold 6,555,000 shares of its common stock, which included 855,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. The Company received net proceeds of approximately $99.9 million from the IPO, after deducting underwriters’ discounts and commissions of $7.1 million and offering costs of $4.4 million, of which $1.5 million was incurred as of December 31, 2018. Prior to the completion of the IPO, all shares of Series A, A-1, B, C and D convertible preferred stock then outstanding were converted into 18,670,259 shares of common stock on a one-to-one basis.

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

Reverse Stock Split

In February 2019, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 12.2-for-one basis (the “Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, convertible preferred stock, warrants to purchase common stock, warrants to purchase convertible preferred stock, options to purchase common stock, early exercised options, share data, per share data and related information contained in the financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The number of shares of the Company’s common stock contained in the financial statements includes fractional shares resulting from the Reverse Stock Split, aggregating to 45 whole shares of common stock and 69 whole shares of preferred stock as of December 31, 2018, which fractional shares were settled in cash in fiscal 2019.

Need for Additional Capital

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2019, the Company had an accumulated deficit of $150.3 million. Management expects to continue to incur additional substantial losses for the foreseeable future.

As of June 30, 2019, the Company had cash, cash equivalents and short-term investments of $125.1 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and short-term investments as of June 30, 2019, together with available borrowings under a revolving line of credit, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities and the timing and cost of establishing additional sales and marketing capabilities.

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

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the prospectus dated March 6, 2019 (“Prospectus”) that forms a part of the Company's Registration Statements on Form S-1 (File No. 333-229590), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted cash as of June 30, 2019 and December 31, 2018 relates to a letter of credit established for a lease entered into in May 2018 and is recorded as other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$41,924	$39,643
Restricted cash	450	450
Total cash, cash equivalents, and restricted cash	$42,374	$40,093

Short-Term Investments

Short-term investments have been classified as available-for-sale and are carried at estimated fair value based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase are classified as current based on their availability for use in current operations.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income, net. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in other income, net.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Management believes that its term notes bear interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value.

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

Upon adoption of Topic 842, on January 1, 2019, the Company recorded operating right-of-use assets of $2.9 million and operating lease liabilities of $3.0 million and derecognized the deferred rent liability of $0.1 million. Results for the three and six months ended June 30, 2019 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

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

Deferred Offering Costs

Offering costs, consisting of legal, accounting, printer and filing fees related to the IPO, were deferred until the completion of the IPO. As of December 31, 2018, $1.5 million of deferred offering costs were recorded as other assets on the condensed consolidated balance sheet. In March 2019, upon the closing of the IPO, the deferred costs were offset against the Company’s IPO proceeds.

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

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

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

3. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$63,782	$—	$—	$63,782
Money market funds	29,389	—	—	29,389
Commercial paper	—	16,413	—	16,413
Corporate bonds	—	3,018	—	3,018
Total assets	$93,171	$19,431	$—	$112,602

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$21,680	$—	$—	$21,680
Total assets	$21,680	$—	$—	$21,680
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$313	$313
Total liabilities	$—	$—	$313	$313

There were no transfers between Levels 1, 2 or 3 for the periods presented.

The change in the fair value of the warrant liability for the six months ended June 30, 2019 is summarized below (in thousands):

Balance at December 31, 2018	$313
Change in fair value of warrant liability	609
Net exercise of warrants	(133)
Conversion of Series A preferred stock warrants to common stock warrants upon the closing of the IPO	(789)
Balance at June 30, 2019	$—

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

The change in the fair value of the warrant liability for the six months ended June 30, 2018 is summarized below (in thousands):

Balance at December 31, 2017	$577
Exercise of warrants	(316)
Expiration of warrants, included in change in fair value of warrant liability	(133)
Change in fair value of warrant liability	82
Balance at June 30, 2018	$210

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

The fair value of the warrants, which were converted to common stock warrants upon the closing of the IPO in March 2019, was determined using the Black-Scholes option pricing model and the following assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	5.28	5.97-6.21
Expected volatility	43.9%	42.8%
Risk-free interest rate	2.49%	2.62-2.82%
Expected dividend yield	0%	0%

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$63,713	$69	$—	$63,782
Money market funds	29,389	—	—	29,389
Commercial paper	16,413	—	—	16,413
Corporate bonds	3,012	6	—	3,018
Total	$112,527	$75	$—	$112,602
Reported as:
Cash equivalents				$29,389
Short-term investments				$83,213
Total				$112,602

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$21,680	$—	$—	$21,680
Total	$21,680	$—	$—	$21,680
Reported as:
Cash equivalents				$21,680
Total				$21,680

The Company recognized no material gains or losses on its cash equivalents and short-term investments in the periods presented.

5. Balance Sheet Components

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Raw material	$1,978	$1,084
Work in progress	748	634
Finished goods	4,950	2,313
Consigned inventory	615	1,100
Total inventory	$8,291	$5,131

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued employee compensation	$4,067	$3,135
Accrued research and development costs	1,247	1,115
Accrued professional services	1,018	1,391
Other	1,046	576
Total accrued liabilities	$7,378	$6,217

6. Commitments and Contingencies

Operating Leases

In August 2012, the Company entered into a lease for office space located in Fremont, California. In October 2018, the Company extended the term of the lease to June 30, 2019 and in February 2019, the Company exercised the option to extend the lease further until September 30, 2019. The Company is using the facility for office, manufacturing and research and development purposes. In connection with the lease, the Company recorded an operating lease right-of-use asset of $0.1 million as of June 30, 2019 and an aggregate lease liability of $0.1 million on its condensed consolidated balance sheet. The remaining lease term is three months.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

In May 2018, the Company entered into a new lease agreement for office and laboratory space which consist of approximately 35,000 square feet located in Santa Clara, California. The lease term commenced in September 2018 and ends in August 2022. In connection with the lease, the Company maintains a letter of credit in the amount of $0.5 million, which is secured by restricted cash recorded as other assets on the condensed consolidated balance sheets. In connection with the lease, the Company has an operating lease right-of-use asset of $2.3 million as of June 30, 2019 and an aggregate lease liability of $2.4 million on its condensed consolidated balance sheet. The remaining lease term is three years and one month.

The Company also leases vehicles for use by employees. In connection with the vehicle leases, the Company has an operating lease right-of-use asset of $0.1 million as of June 30, 2019 and an aggregate lease liability of $0.1 million on its condensed consolidated balance sheet. The weighted average remaining lease term is 11 months.

The weighted average incremental borrowing rate used to measure the operating lease liability is 6.93%.

Rent expense for the three months ended June 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $0.6 million and $0.2 million, respectively.

Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2019:

(in thousands)
Remainder of 2019	$519
2020	861
2021	855
2022	581
Total minimum lease payments	$2,816
Less: imputed interest	(278)
Total lease liability	$2,538

7. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Immediately prior to the closing of the Company's IPO, 18,670,259 shares of outstanding convertible preferred stock converted into 18,670,259 shares of common stock. As discussed in Note 1, the fractional shares resulting from the Reverse Stock Split, aggregating to 45 whole shares of common stock and 69 whole shares of convertible preferred stock were settled in cash in fiscal 2019.

Preferred Stock

The Company’s amended and restated certificate of incorporation, which became effective upon the completion of the IPO, authorizes 5,000,000 shares of preferred stock, of which no shares were issued or outstanding as of June 30, 2019.

Preferred Stock Warrants

Upon the closing of the IPO, all of the outstanding convertible preferred stock warrants were converted into 54,903 common stock warrants, which resulted in the reclassification of the convertible preferred stock warrant liability of $0.8 million to additional paid-in capital. In April 2019, all of these common stock warrants were net exercised into 49,321 shares of common stock.

Common Stock Warrants

Upon the IPO, 91,446 common stock warrants held by related parties were net exercised based on the IPO price of $17.00 per share into 79,632 shares of common stock.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

In February 2018, in connection with the execution of a Loan and Security Agreement with Silicon Valley Bank for a term loan and revolving line of credit (the “2018 Loan and Security Agreement”), the Company issued warrants to purchase shares of the Company’s common stock. In April 2019, all of these common stock warrants were net exercised into 29,887 shares of common stock.

The key terms of the outstanding common stock warrants are summarized in the following table:

	Warrants Outstanding June 30, 2019	Warrants Outstanding December 31, 2018	Exercise Price	Expiration
Related party common stock warrants	—	141,778	$2.196	May 2025
Common stock warrants issued in connection with the 2018 Loan and Security Agreement	—	34,440	$4.026	February 2028
Total common stock warrants	—	176,218

8. Stock-Based Compensation

Total stock-based compensation was as follows:

	Three Months June 30,		Six Months June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of product revenue	$48	$16	$75	$31
Research and development	204	50	276	99
Sales and marketing	201	76	309	119
General and administrative	365	175	570	336
Total stock-based compensation	$818	$317	$1,230	$585

Determination of Fair Value

The Company estimates the grant-date fair value of the Company’s option awards using the Black-Scholes option pricing model. The assumptions for the Black-Scholes model for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	6.08	6.08
Expected volatility	42.4%-42.9%	40.8%-45.9%
Risk-free interest rate	2.4%-2.6%	1.9-2.9%
Expected dividend yield	0%	0

2009 Equity Incentive Plan and 2019 Equity Incentive Plan

On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Board had the authority to issue stock options to employees, directors and consultants.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

In February 2019, the Company adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective in connection with the IPO. As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2019, there were 1,510,901 shares available for issuance under the 2019 Plan.

Stock Options

Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2018	3,636,358	$3.54	7.79	$11,267
Options granted	442,858	14.69
Options exercised	(154,123)	2.07
Options forfeited	(28,733)	3.39
Balance, June 30, 2019	3,896,360	$4.83	7.74	$203,610
Vested and exercisable, June 30, 2019	1,843,529	$2.95	6.71	$99,803

Restricted Stock Units

Restricted stock units (“RSUs”) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period with straight-line vesting and a 25% one year cliff or over a three year period in equal amounts on a semi-annual basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

RSU activity under the 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2018	—	$—
RSUs granted	173,750	36.76
Balance, June 30, 2019	173,750	$36.76

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Employee Share Purchase Plan (ESPP)

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

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2019	2018
	(in thousands)
Convertible preferred stock on an as-converted basis	—	17,579,720
Common stock options issued and outstanding	3,896,360	3,238,845
Restricted stock units	173,750	—
Early exercised options subject to future vesting	—	41,240
Convertible preferred stock warrants	—	54,903
Common stock warrants	—	176,218
Total	4,070,110	21,090,926

10. Segment and Geographic Information

The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
United States	$5,172	$1,527	$8,808	$2,424
Germany	873	267	1,516	518
Rest of Europe	3,309	471	6,045	602
All other countries	658	14	913	57
Product revenue	$10,012	$2,279	$17,282	$3,601

As of June 30, 2019 and December 31, 2018, the Company’s long-lived assets are all held in the United States with the exception of certain equipment on loan to customers held internationally, which was not material as of each period end.

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

We market our products to hospitals whose interventional cardiologists, vascular surgeons and interventional radiologists treat patients with PAD and CAD. We have dedicated meaningful resources to establish a direct sales capability in the United States, Germany, Austria and Switzerland, which we have complemented with distributors covering 35 countries. We are actively expanding our international field presence through new distributors, additional sales and clinical personnel and are adding new U.S. sales territories.

For the three months ended June 30, 2019 and 2018, we generated product revenue of $10.0 million and $2.3 million, respectively, and a loss from operations of $11.3 million and $10.2 million, respectively. For the three months ended June 30, 2019 and 2018, 48% and 33%, respectively, of our product revenue was generated from customers located outside of the United States.

For the six months ended June 30, 2019 and 2018, we generated product revenue of $17.3 million and $3.6 million, respectively, and a loss from operations of $23.4 million and $20.0 million, respectively. For the six months ended June 30, 2019 and 2018, 49% and 33%, respectively, of our product revenue was generated from customers located outside of the United States.

Initial Public Offering

On March 11, 2019, we closed on our initial public offering ("IPO") of 6,555,000 shares of common stock at an offering price of $17.00 per share, which included the full exercise of the underwriters’ over-allotment option to purchase 855,000 additional shares of our common stock. We raised a total of $111.4 million in gross proceeds from the IPO, or approximately $99.9 million in net proceeds after deducting underwriters’ discounts and commissions of $7.1 million and offering costs of $4.4 million. Concurrent with the IPO, we issued 588,235 shares of common stock in a private placement (the “Private Placement”) for net proceeds of $10.0 million.

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

Sales and marketing expenses

Sales and marketing expenses consist of personnel-related expenses, including salaries, benefits, sales commissions, travel and stock-based compensation. Other sales and marketing expenses consist of marketing and promotional activities, including trade shows and market research. We expect to continue to grow our sales force and increase marketing efforts as we continue commercializing products based on our IVL Technology. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other general and administrative expenses consist of professional services fees, including legal, audit and tax fees, insurance costs, outside consultant fees and employee recruiting and training costs. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance and investor relations. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table shows our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$10,012	$2,279	$7,733	339%
Operating expenses:
Cost of product revenue	4,133	1,179	2,954	251%
Research and development	6,926	5,530	1,396	25%
Sales and marketing	6,961	4,372	2,589	59%
General and administrative	3,245	1,392	1,853	133%
Total operating expenses	21,265	12,473	8,792	70%
Loss from operations	(11,253)	(10,194)	(1,059)	10%
Interest expense	(250)	(40)	(210)	525%
Change in fair value of warrant liability	—	10	(10)	(100)%
Other income, net	913	138	775	562%
Net loss before taxes	(10,590)	(10,086)	(504)	5%
Income tax provision	18	21	(3)	(14)%
Net loss	$(10,608)	$(10,107)	$(501)	5%

Product revenue

Product revenue increased by $7.7 million, or 339%, from $2.3 million during the three months ended June 30, 2018 to $10.0 million during the three months ended June 30, 2019. The increase was primarily due to an increase in the number of customers and an increase in purchase volume of our products both within the United States and internationally. We sold to fewer customers in the United States and to fewer distributors in less countries internationally for the three months ended June 30, 2018 as compared to the three months ended June 30, 2019. The C2 catheter was launched internationally in June 2018 and contributed less revenue for the three months ended June 30, 2018 as compared to the three months ended June 30, 2019.

Product revenue consisted primarily of the sale of our IVL catheters. Product revenue, classified by the major geographic areas in which our products are shipped, was $1.5 million within the United States and $0.8 million for all other countries in the three months ended June 30, 2018 compared to $5.2 million within the United States and $4.8 million for all other countries in the three months ended June 30, 2019.

Cost of product revenue and gross margin percentage

Cost of product revenue increased by $3.0 million, or 251%, from $1.2 million during the three months ended June 30, 2018 to $4.1 million during the three months ended June 30, 2019. The increase was primarily due to growth in sales volume. Gross margin percentage was 48.3% for the three months ended June 30, 2018. Gross margin percentage improved to 58.7% for the three months ended June 30, 2019. This change in gross margin percentage was primarily due to lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to operations and production.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Compensation and personnel-related costs	$3,173	$2,656
Clinical-related costs	2,257	1,326
Material and supplies	481	541
Facilities and other allocated costs	577	425
Outside consultants	260	383
Other research and development costs	178	199
Total research and development expenses	$6,926	$5,530

R&D expenses increased by $1.4 million, or 25%, from $5.5 million during the three months ended June 30, 2018 to $6.9 million during the three months ended June 30, 2019. The change was primarily due to a $0.9 million increase in clinical-related costs and a $0.5 million increase in compensation and personnel-related costs to support clinical trials. Clinical-related costs during the three months ended June 30, 2019 were primarily related to the CAD III and CAD IV clinical trials.

Sales and marketing expenses

Sales and marketing expenses increased by $2.6 million, or 59%, from $4.4 million during the three months ended June 30, 2018 to $7.0 million during the three months ended June 30, 2019. The change was primarily due to a $2.0 million increase in compensation and personnel-related costs, which included a $0.8 million increase in commission expense, as a result of increased headcount and increased sales of our products. Marketing and promotional expenses increased by $0.4 million to support the commercialization of our products.

General and administrative expenses

General and administrative expenses increased by $1.9 million, or 133%, from $1.4 million during the three months ended June 30, 2018 to $3.2 million during the three months ended June 30, 2019. The change was primarily due to a $0.7 million increase in professional services and general corporate expenses incurred in connection with becoming a public company, a $0.5 million increase in legal fees, a $0.5 million increase in compensation and personnel-related costs, and a $0.2 million increase in costs associated with outside consultants.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table shows our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$17,282	$3,601	$13,681	380%
Operating expenses:
Cost of product revenue	7,205	1,973	5,232	265%
Research and development	14,410	11,046	3,364	30%
Sales and marketing	12,831	7,810	5,021	64%
General and administrative	6,247	2,768	3,479	126%
Total operating expenses	40,693	23,597	17,096	72%
Loss from operations	(23,411)	(19,996)	(3,415)	17%
Interest expense	(495)	(58)	(437)	753%
Change in fair value of warrant liability	(609)	51	(660)	(1,294)%
Other income, net	1,133	323	810	251%
Net loss before taxes	(23,382)	(19,680)	(3,702)	19%
Income tax provision	25	21	4	19%
Net loss	$(23,407)	$(19,701)	$(3,706)	19%

Product revenue

Product revenue increased by $13.7 million, or 380%, from $3.6 million during the six months ended June 30, 2018 to $17.3 million during the six months ended June 30, 2019. The change was primarily due to an increase in the number of customers and an increase in purchase volume of our products both within the United States and internationally. We sold to fewer customers in the United States and to fewer distributors in less countries internationally for the six months ended June 30, 2018 as compared to the six months ended June 30, 2019. The C2 catheter was launched internationally in June 2018 and contributed less revenue for the six months ended June 30, 2018 as compared to the six months ended June 30, 2019.

Product revenue consisted primarily of the sale of our IVL catheters. Product revenue, classified by the major geographic areas in which our products are shipped, was $2.4 million within the United States and $1.2 million for all other countries in the six months ended June 30, 2018 compared to $8.8 million within the United States and $8.5 million for all other countries in the six months ended June 30, 2019.

Cost of product revenue and gross margin percentage

Cost of product revenue increased by $5.2 million, or 265% from $2.0 million during the six months ended June 30, 2018 to $7.2 million during the six months ended June 30, 2019. The increase was primarily due to growth in sales volume. Gross margin percentage was 45.2% for the six months ended June 30, 2018. Gross margin percentage improved to 58.3% for the six months ended June 30, 2019. This change in gross margin percentage was primarily due to lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to operations and production.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Compensation and personnel-related costs	$5,886	$5,469
Clinical-related costs	4,989	2,516
Material and supplies	967	1,236
Facilities and other allocated costs	1,275	665
Outside consultants	790	695
Other research and development costs	503	465
Total research and development expenses	$14,410	$11,046

R&D expenses increased by $3.4 million, or 30%, from $11.0 million during the six months ended June 30, 2018 to $14.4 million during the six months ended June 30, 2019. The increase was primarily due to a $2.5 million increase in clinical-related costs and a $0.4 million increase in compensation and personnel-related costs to support clinical trials. Clinical-related costs during the six months ended June 30, 2019 were primarily related to the CAD II, CAD III and CAD IV clinical trials. There was also a $0.6 million increase in facilities and other allocated costs due to increased rent and building expenditures. These increases were partially offset by a $0.3 million decrease in materials and supplies for R&D.

Sales and marketing expenses

Sales and marketing expenses increased by $5.0 million, or 64%, from $7.8 million during the six months ended June 30, 2018 to $12.8 million during the six months ended June 30, 2019. The increase was primarily due to a $4.0 million increase in compensation and personnel-related costs, which included a $1.5 million increase in commission expense, as a result of a higher headcount and increased sales of our products. Marketing and promotional expenses increased by $0.8 million to support the commercialization of our products.

General and administrative expenses

General and administrative expenses increased by $3.5 million, or 126%, from $2.8 million during the six months ended June 30, 2018 to $6.2 million during the six months ended June 30, 2019. The change was primarily due to a $1.3 million increase in professional services and general corporate expenses incurred in connection with our preparation to become a public company and our operations as a public company, a $0.9 million increase in compensation and personnel-related costs, a $0.7 million increase in legal fees, and a $0.6 million increase in costs associated with outside consultants.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of our equity securities, and payments received from customers using our products. On March 11, 2019, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 6,555,000 shares of our common stock at $17.00 per share. Upon completion of our IPO, we received net proceeds of $99.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrent with the IPO, we issued 588,235 shares of common stock in our Private Placement for net proceeds of $10.0 million.

In February 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank for a term loan and a revolving line of credit (the “2018 Loan and Security Agreement”). The 2018 Loan and Security Agreement provides for a $2.0 million revolving line of credit and a $15.0 million term loan. The loan is secured by all our assets, excluding intellectual property and certain other assets. Subject to the terms of the 2018 Loan and Security Agreement, amounts borrowed under the revolving line and term loan can be repaid at any time, subject to certain penalty payments, prior to the February 26, 2021 maturity date and December 1, 2021 maturity date, respectively, at which time all amounts borrowed will be due and payable. The 2018 Loan and Security Agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt obligations” included in the Prospectus. We had $15.0 million outstanding under the term loan and no amounts outstanding under the revolving line of credit as of June 30, 2019.

We believe that our cash, cash equivalents and short-term investments as of June 30, 2019 will be sufficient to fund our operations for at least the next 12 months from the date of this filing. As of June 30, 2019, we had $125.1 million in cash, cash equivalents and short-term investments and an accumulated deficit of $150.3 million.

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

Our future capital requirements will depend on many factors, including:

•	the cost, timing and results of our clinical trials and regulatory reviews;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales from our current and potential products;

•	the degree of success we experience in commercializing our products;

•	the emergence of competing or complementary technologies;

•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(24,933)	$(21,766)
Cash (used in) provided by investing activities	(83,975)	986
Cash provided by financing activities	111,189	10,464
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,281	$(10,316)

Operating activities

During the six months ended June 30, 2019, cash used in operating activities was $24.9 million, attributable to a net loss of $23.4 million and a net change in our net operating assets and liabilities of $4.3 million, partially offset by non-cash charges of $2.8 million. Non-cash charges primarily consisted of $1.2 million in stock-based compensation, $0.5 million in depreciation and amortization, $0.6 million in change in fair value of warrant liability, $0.5 million in amortization of right-of-use assets and $0.2 million in amortization of debt issuance costs, partially offset by $0.4 million in accretion of discount on available-for-sale securities. The change in our net operating assets and liabilities was primarily due to a $3.2 million increase in inventory and $2.4 million increase in accounts receivable due to an increase in sales, a $0.8 million increase in prepaid and other current assets and a $0.5 million decrease in lease liabilities. These changes were partially offset by a $2.6 million increase in accrued and other current liabilities and accounts payable resulting primarily from expansion in our operating activities and accrued professional services fees.

During the six months ended June 30, 2018, cash used in operating activities was $21.8 million, attributable to a net loss of $19.7 million and a net change in our net operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $0.9 million. Non-cash charges primarily consisted of $0.6 million in stock-based compensation and $0.3 million in depreciation. The change in our net operating assets and liabilities was primarily due to a $2.1 million increase in inventory for anticipated growth in our business and a $1.1 million increase in accounts receivable due to increase in sales. These changes were partially offset by a $0.4 million increase in accounts payable resulting primarily from increases in our operating activities.

Investing activities

During the six months ended June 30, 2019, cash used in investing activities was $84.0 million, attributable to the purchase of available-for-sale securities of $82.8 million and purchase of property and equipment of $1.2 million.

During the six months ended June 30, 2018, cash provided by investing activities was $1.0 million, attributable to maturity of available-for-sale investments of $1.8 million, partially offset by purchase of property and equipment of $0.8 million.

Financing activities

During the six months ended June 30, 2019, cash provided by financing activities was $111.2 million, attributable to net proceeds of $100.8 million from the IPO, net proceeds of $10.0 million from the Private Placement of our common stock and proceeds of $0.4 million from stock option exercises and warrant exercises.

During the six months ended June 30, 2018, cash provided by financing activities was $10.5 million, attributable to net proceeds of $10.0 million from term notes, $0.4 million from stock option exercises and $0.1 million from warrant exercises.

Contractual Obligations and Commitments

During the six months ended June 30, 2019, there have been no material changes to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and short-term investments as of June 30, 2019 consisted of $125.1 million in bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of June 30, 2019, we had $15.0 million in variable rate debt outstanding. The 2018 Loan and Security Agreement matures in December 2021, with interest-only monthly payments until September 2019. The term loan accrues interest at a floating per annum rate equal to the greater of the Wall Street Journal prime rate minus 1.75% and 2.75% (3.75% as of June 30, 2019).

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars and Euros. For the six months ended June 30, 2019 and 2018, approximately 44% and 31% of our product revenue, respectively, was denominated in Euros. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates could result in a change in fair value of $0.6 million and $0.2 million in foreign currency cash and accounts receivable as of June 30, 2019 and December 31, 2018, respectively. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Petitions for inter partes review of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091 (the “IPR Patents”), which are three of our issued U.S. patents that relate to our current IVL Technology, were filed in December 2018 at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc., one of our competitors. The PTAB has decided to institute inter partes review proceedings for all three patents, and our responses to the petitions are due in October 2019. The inter partes review proceedings could result in the loss or narrowing in scope of the IPR Patents, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. For more information regarding the risks presented by such proceedings, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property” included in the Prospectus.

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

We received net proceeds of approximately $99.9 million after deducting underwriting discount and commissions of $7.1 million and offering costs of $4.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*	Form of Restricted Stock Unit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShockWave Medical, Inc.

Date: August 6, 2019	By:	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer

Date: August 6, 2019	By:	/s/ Dan Puckett
Dan Puckett
Chief Financial Officer