Form 10-K
period 2019-12-31
ShockWave Medical, Inc.
filed 2020-03-12
CIK 1642545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38829

ShockWave Medical, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-0494101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5403 Betsy Ross Drive Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 279-4262

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of securities	Trading symbol(s)	Name of each national exchange and principal U.S. market for the securities
ShockWave Medical Inc., common stock, par value $0.001 per share	SWAV	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 28, 2019) was approximately $1.0 billion. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2020 was 31,765,657.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about:

•

our ability to design, develop, manufacture and market innovative products to treat patients with challenging medical conditions, particularly in peripheral artery disease, coronary artery disease and aortic stenosis;

•	our expected future growth, including growth in international sales;
•	the size and growth potential of the markets for our products, and our ability to serve those markets;
•	the rate and degree of market acceptance of our products;
•	coverage and reimbursement for procedures performed using our products;
•	the performance of third parties in connection with the development of our products, including third-party suppliers;
•	regulatory developments in the United States and foreign countries;
•	our ability to obtain and maintain regulatory approval or clearance of our products on expected timelines;
•	our plans to research, develop and commercialize our products and any other approved or cleared product;
•	our ability to scale our organizational culture of cooperative product development and commercial execution;
•	the development, regulatory approval, efficacy and commercialization of competing products;
•	the loss of key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our financial performance and capital requirements; and
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others.

These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors.”  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

PART I

Item 1. Business.

Company Overview

We are a medical device company focused on developing and commercializing products intended to transform the way calcified cardiovascular disease is treated. We aim to establish a new standard of care for medical device treatment of atherosclerotic cardiovascular disease (“atherosclerosis”) through our differentiated and proprietary local delivery of sonic pressure waves for the treatment of calcified plaque, which we refer to as intravascular lithotripsy (“IVL”). Our IVL system (our “IVL System”), which leverages our IVL technology (our “IVL Technology”), is a minimally invasive, easy-to-use and safe way to significantly improve patient outcomes.

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

The second version of our Shockwave S4 IVL catheter (“S4 catheter”) was cleared by the FDA in August 2019. We commenced a full commercial launch of our S4 catheter in the second half of 2019 in select approved geographies.

We also have ongoing clinical programs across several products and indications, which, if successful, will allow us to expand commercialization of our products into new geographies and indications. Importantly, we are undertaking ongoing clinical trials of our C2 catheter intended to support a pre-market application (“PMA”) in the United States and a Shonin submission in Japan for the treatment of CAD. In October 2018, we received staged Investigational Device Exemption (“IDE”) approval for our DISRUPT CAD III global study, which began enrollment in 2019. This study is designed to support U.S. PMA approval for our C2 catheters. We anticipate having final data from these ongoing clinical trials intended to support a U.S. launch of our C2 catheter in the first half of 2021 and a Japan launch in the first half of 2022.

The Opportunity

Atherosclerosis is a common disease of aging in which arteries become narrowed (“stenotic”) and the supply of oxygenated blood to the affected organ is reduced by the progressive growth of plaque. Atherosclerotic plaque is comprised of fibrous tissue, lipids (fat) and, when it progresses, calcium. This calcium is present both deep within the walls of the artery (“deep” or “medial” calcium) and close to the inner surface of the artery (“superficial” or “intimal” calcium).

The first two indications we are targeting with our IVL System are occlusive PAD, the narrowing or blockage of vessels that carry blood from the heart to the extremities, and CAD, the narrowing or blockage of the arteries that supply blood to the heart. In the future, we see significant opportunity in the potential treatment of aortic stenosis (“AS”), a condition in which the heart’s aortic valve becomes increasingly calcified with age, causing it to narrow and obstruct blood flow from the heart.

The PAD population in the United States has been estimated to be at least eight million people, according to the National Institutes of Health. The global PAD device market size for treatment of occlusive disease is estimated at approximately $2.9 billion and is expected to grow approximately 3% annually due to the fundamental drivers of an aging population and increasing prevalence of diabetes. The “calcium” segment of the PAD market represents a significant percentage of the market, with 50% or more of the population having moderate-to-severe calcium in their vessels, according to our estimates. Current technologies are often not able to safely and effectively treat heavily calcified vessels. Accordingly, we believe our IVL System to treat PAD has a total addressable market opportunity of over $1.7 billion.

The global device market in coronary intervention for CAD is estimated to be nearly $10 billion, according to Millennium Research Group, Inc. (“MRG”). The most common treatment for patients is percutaneous coronary intervention (“PCI”). This involves a suite of devices to facilitate successful angioplasty and stenting, the most commonly used device being drug-eluting stents (“DES”). Moreover, there are nearly four million PCI procedures performed globally every year, and the number of PCI procedures is growing at a rate of more than 5% annually. We believe our IVL System can help grow this market through the improved treatment of patients undergoing PCI in whom the currently available solutions pose a higher degree of clinical risk, as well as through increased adoption of IVL by cardiologists compared to currently available plaque modification devices. A study published in the American Journal of Cardiology in 2014 demonstrated that more than 30% of patients undergoing PCI have calcified lesions and this percentage is growing. Minimizing complications is particularly important in the coronary vessels, but current plaque modification devices carry meaningful safety risks and are inherently challenging to use, which is why these devices are used very sparingly for PCI procedures in patients with calcified coronary disease. Despite significant under-penetration of the market, these devices still represented a market of nearly $100 million in 2018 within the United States alone, according to MRG; we believe this market is significantly larger globally. Due to the increasing prevalence of calcified cardiovascular disease, the market growth for plaque modification devices exceeds that of PCI procedure growth. We believe the safety, ease of use and efficient impact on calcium of our IVL System will result in rapid adoption and market expansion in markets where our C2 catheter is introduced. We believe there is an over $2 billion total addressable market opportunity for our IVL System to treat CAD.

The global market for aortic valve replacement (“AVR”), the main treatment for AS, is growing rapidly, and is dominated by the emergence of transcatheter AVR (“TAVR”) devices. TAVR has rapidly developed into a multibillion-dollar market globally. According to an article published in the Journal of Thoracic Disease in 2017, the global market for TAVR is over 125,000 procedures performed worldwide in 2018 and is expected to grow to nearly 300,000 by 2025. We believe our IVL System may be able to improve the treatment of AS among patients in whom currently available solutions are inadequate. We are currently developing an IVL catheter which we believe can safely and effectively treat patients with AS. If successful, this represents a potential total addressable market of over $3 billion for our IVL System to treat AS.

Current Challenges

The primary approaches to treat vascular disease are angioplasty balloons (“balloons”), drug-coated balloons (“DCB”), bare metal stents and DES. These devices all work by using pressurized balloons to expand the diseased blood vessels. Calcified plaque creates challenges for these therapies in achieving optimal outcomes in treating PAD and CAD because the calcified vessels fail to expand under safe pressures. This, in turn, can lead to acute failure, damage to the blood vessel, which increases the rate of restenosis (re-occlusion of the vessel following endovascular treatment) or complications requiring adjunctive tools, future re-interventions or conversion to bypass surgery. These complications are significantly increased when treating calcified cardiovascular disease and include dissections, embolization, restenosis, vessel perforations and vessel recoil.

Plaque modification devices (including atherectomy and specialty balloons) have enhanced the treatment of some moderately calcified cardiovascular lesions by improving the ability of stent and balloon therapies to effectively expand in the vessel. Atherectomy devices are designed to break or remove superficial calcium by cutting or sanding the calcium in order to improve vessel expansion. Specialty balloon devices incorporate metallic elements like wires and cutting blades onto standard angioplasty balloons; these devices are intended to make discreet cuts in the plaque and surrounding tissue in order to improve vessel expansion. Despite improvements in plaque modification devices, significant limitations remain, including being difficult to use and creating complications and inconsistent efficacy. Further, because medial calcium is encased in the vessel wall, the existing plaque modification devices are unable to impact medial calcium without damaging the vessel. Combined, these limitations decrease the utilization of plaque modification devices for treating calcified cardiovascular disease, thereby reducing the clinical benefit of angioplasty and stent therapies compared to their use in non-calcified anatomies.

Calcified iliac and femoral arteries can hinder the delivery of large endovascular devices for other catheter-based procedures, including those that treat aortic aneurysms (endovascular aneurysm repair and thoracic endovascular aneurysm repair procedures), severe aortic stenosis treated with TAVR and cardiac support devices for high-risk PCI (e.g., Abiomed’s Impella). The standard practice for these procedures is to gain vascular access in the femoral artery and insert large diameter sheaths that facilitate the delivery of the treatment devices to the aorta or the heart. However, when significant calcium is present in these arteries, it can prevent delivery of the devices, and thus may require more invasive treatments, increase complications or prevent the device from being used altogether. For example, in up to 20% of patients, the transfemoral approach through the iliac and femoral arteries is not viable for TAVR delivery or creates risk of vessel trauma due to the extent of vascular calcification, according to a 2018 study in the Journal of the American College of Cardiology.

Our Solution

We have adapted the use of lithotripsy to the cardiovascular field with the aim of creating what we believe can become the safest, most effective means of addressing the growing challenge of cardiovascular calcification. Lithotripsy has been used to successfully treat kidney stones (deposits of hardened calcium) for over 30 years. By integrating lithotripsy into a device that resembles a standard balloon catheter, physicians can prepare, deliver and treat calcified lesions using a familiar form factor, without disruption to their standard procedural workflow. Our differentiated IVL System works by delivering shockwaves through the entire depth of the artery wall, modifying calcium in the medial layer of the artery, not just in the intimal layer. The shockwaves crack this calcium and enable the stenotic artery to expand at low pressures, thereby minimizing complications inherent to traditional balloon dilations, such as dissections or tears. Preparing the vessel with IVL facilitates optimal outcomes with other therapies, including stents and drug-eluting technologies. Using IVL also avoids complications associated with atherectomy devices such as dissection, perforation and embolism. When followed by an anti-proliferative therapy such as a DCB or DES, the micro-fractures may enable better drug penetration into the arterial wall and improve drug uptake, thereby improving the effectiveness of the combination treatment.

Our IVL System

(Left) Our IVL System consisting of a generator, connector cable and IVL catheter. (Right) Our IVL System delivering lithotripsy directly to a calcified vessel

Our IVL System includes a generator, connector cable and a variety of IVL catheters designed to treat PAD and CAD. Our IVL System employs our IVL Technology to crack calcium through short, microsecond bursts of sonic pressure waves, which are generated within the IVL catheter, travel through the vessel and crack calcium with an effective pressure of up to 50 atmospheres (“atm”) (a unit of pressure) without harming the soft tissue. Our IVL catheters utilize multiple lithotripsy emitters that are integrated into a standard, semi-compliant balloon-catheter platform. The IVL catheter is advanced to the target lesion and the integrated balloon is inflated with fluid at a low pressure to make contact with the arterial wall. IVL is then activated through the generator with the touch of a button, creating a small bubble within the catheter balloon which rapidly expands and collapses. The rapid expansion and collapse of the bubble creates sonic pressure waves that travel through the vessel and crack the calcium, allowing the blood vessel to expand under low static pressure.

We believe there is a significant opportunity to apply our IVL Technology as a platform to treat a wide array of indications throughout the cardiovascular system. Ultimately, our plan is to have a family of IVL catheters that can treat calcium-related diseases across a wide variety of vasculatures and structures.

Our Products and Ongoing Development

The interchangeability of specific catheters enables delivery of IVL therapy of diseased vasculature throughout the body. Our IVL catheters are cleared or approved for use in a number of geographies. Development programs are underway to expand indications and geographies:

•	M5 catheters (“medium” vessel, five-emitters): for treating above-the-knee PAD in the United States and internationally.

•

C2 catheters (coronary arteries, two-emitters): for treating CAD in select international markets. We received IDE approval to conduct a pivotal global study, which is intended to support U.S. FDA and Japanese Shonin approval of the device. We commenced enrollment of the study in early 2019.

•

S4 catheters (“small” vessel, four-emitters): for treating PAD Below-the-Knee (“BTK”) in the United States, Europe and other select international markets. We have 510(k) clearance and CE Mark and we are currently engaged in a limited market evaluation of the product to test its performance in the heavily calcified and challenging BTK environment.

Our IVL catheters resemble in form a standard balloon angioplasty catheter, the device most commonly used by interventionalists. This familiarity makes our IVL System easy to learn, adopt and use on a day-to-day basis.

A development program and initial clinical work are also currently underway to explore the ability of our IVL Technology to directly treat calcified aortic valves to safely reduce the symptoms of and potentially delay or negate valve replacement treatment for AS.

Since inception, we have focused on generating clinical data to demonstrate the safety and effectiveness of our IVL Technology. These initial studies have consistently delivered low rates of complications regardless of which vessel was being studied. In addition to gaining regulatory approvals or clearances, the data from our clinical studies strengthen our ability to drive adoption of IVL Technology across multiple therapies in existing and new market segments. Our past studies have demonstrated that our IVL Technology reduces residual stenosis and vascular complications in infrapopliteal and femoropopliteal PAD, with outstanding durability and sustained improvement in functional outcome in 115 patients. Our past studies have also guided optimal IVL procedure technique and informed the design of our IVL System and future products in development. In the treatment of CAD, our past studies have demonstrated both safety and effectiveness of our IVL System in heavily calcified coronary lesions prior to stenting in 180 patients. Feasibility studies have shown the potential of our transcatheter aortic valve lithotripsy system (our “TAVL System”) to safely improve the aortic valve area and reduce transvalvular gradients in AS. We are currently enrolling patients in multiple studies to support applications for and clearances in a variety of indications and geographies, as well as a randomized trial to assess the combination of IVL with DCB for treating PAD.

We market our IVL System to hospitals whose interventional cardiologists, vascular surgeons and interventional radiologists treat patients with PAD and CAD. We have dedicated meaningful resources to establish direct sales capability in the United States, Germany, Austria and Switzerland, which we have complemented with distributors covering more than 35 countries. We are actively expanding our international field presence through new distributors, additional sales and clinical personnel, and are adding new U.S. sales territories.

For the treatment of CAD, our C2 catheter has a CE Mark that indicates its use in calcified, stenotic de novo coronary arteries prior to stenting. For the treatment of PAD, our M5 and S4 catheters have a CE Mark and have FDA clearances that indicate their use in calcified, stenotic peripheral arteries in patients who are candidates for percutaneous therapy. Our products are not indicated for the treatment of cerebrovascular or carotid arteries; our M5 and S4 catheters are not indicated for the treatment of coronary arteries.

While we believe that, from a technological or medical perspective, there are no material disadvantages to the use of our products in comparison to other commercially available alternative products, our products are relatively new, we currently have limited commercialization, sales and marketing experience and our products compete against alternative products that are well-established and are widely accepted by physicians, patients and third-party payors. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Our success will depend in part on our ability to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, maintain existing reimbursement and obtain reimbursement where it does not currently exist, and develop new products or add new features to our existing products.

Why ShockWave?

Safe – Simple – Effective.

•	Treatment of both superficial and deep calcium.

•	Improved safety through unique mechanism of action.

•	Improved efficacy for angioplasty, stents and drug-eluting technologies.

•	Seamless integration into interventional practice with exceptional ease-of-use.

•	Expanded access to interventional techniques for patients.

Our Growth Strategy

Our mission is to provide safe, effective and easy-to-use treatments to optimize outcomes for calcified cardiovascular disease. We believe the following strategies will advance our mission and will contribute to our future success and growth.

•	Address unmet clinical needs in multiple large markets.

•	Advance our IVL System as a common treatment for calcified PAD and CAD.

•	Grow our specialized sales force across indications and geographies to foster deep relationships with physicians and drive revenue growth.

•	Execute on our clinical program to expand indications and build a robust body of clinical evidence.

•	Leverage our IVL Technology to develop new products that satisfy significant unmet clinical needs.

•	Drive profitability by scaling our business operations to achieve cost and production efficiencies.

Research and Development

We invest in research and development efforts that advance our IVL Technology with the goal to expand and improve upon our existing product offerings. Our research and development expenses totaled $22.7 million and $32.9 million for the years ended December 31, 2018 and December 31, 2019, respectively.

We believe our ability to rapidly develop innovative products is attributable to the dynamic product innovation process that we have implemented, the versatility and leveragability of our core technology and the management philosophy behind that process. We have recruited and retained engineers and scientists with significant experience in the development of medical devices. We have a pipeline of products in various stages of development that are expected to provide additional commercial opportunities. Our research and development efforts are based at our facility in Santa Clara, California.

Manufacturing

We completed the move of our production of our IVL catheters from our prior Fremont, California facility to our facilities in Santa Clara, California in the second half of 2019. We stock inventory of raw materials, components and finished goods at our facilities in Santa Clara and finished products with our direct sales representatives, who travel to our hospital customers’ locations as part of their sales efforts. Our electronics (i.e., our generators and connector cables) are produced by original equipment manufacturing partners using our design specifications. We rely on a single or limited number of suppliers for certain raw materials and components, and we generally have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. In the United States, we generally ship our IVL products from Santa Clara to our hospital customers in the United States on a consignment basis, but also may sell our IVL products directly to our hospital customers through our direct sales representatives, who deliver such products to hospital customers in the field. Internationally, we ship our IVL products from Santa Clara to either our third-party logistic provider located in the Netherlands who then ships directly to hospital customers and distributors pursuant to purchase orders or from Santa Clara directly to hospital customers and distributors pursuant to purchase orders. We also ship to some customers in Germany, Austria and Switzerland on a consignment basis from our third-party logistic provider located in the Netherlands. As of December 31, 2019, we had approximately 103 operations and manufacturing employees.

Our rigorous quality control management programs have earned us a number of quality-related manufacturing designations. Our manufacturing facilities are EN ISO 13485 compliant with ISO 13485:2016 edition certification achieved in 2017. In 2014, we achieved compliance with the applicable standards set forth in the European Union’s Medical Device Directive (93/42/EEC) (the “MDD”). We use annual internal audits, combined with external audits by regulatory agencies, to help ensure strong quality control practices. An internal, on-going staff training and education program contributes to our quality assurance program and training is documented and considered part of the employee evaluation process.

Sales & Marketing

We market our products to hospitals whose interventional cardiologists, vascular surgeons and interventional radiologists treat patients with PAD and CAD. We have dedicated meaningful resources to establish a direct sales capability in the United States, Germany, Austria and Switzerland, which we have complemented with distributors covering 35 countries. We are actively expanding our international field presence through new distributors, additional sales and clinical personnel, and are adding new U.S. sales territories. We have the CE Mark in Europe and the 510(k) clearance in the United States for our IVL System using our peripheral catheters (our M5 catheters and S4 catheters) and CE Mark in Europe for our IVL System using our C2 catheter.

Our sales representatives and sales managers generally have substantial and applicable medical device experience, specifically in the vascular space and market our products directly to interventional cardiologists, vascular surgeons and interventional radiologists who treat patients with PAD and CAD. We are focused on developing strong relationships with our physician and hospital customers in order to educate them on the use and benefits of our products. Similarly, our marketing team has a significant amount of domain expertise and a strong track record of success. Our global sales and marketing team totaled 83 professionals as of December 31, 2019.

In the United States, our IVL generators and connector cables are typically provided, on loan, to our hospital customers at no charge, while our disposable IVL catheters are provided on a consignment basis whereby title to such catheters passes to the hospital once they are used in a clinical procedure. Following such use, we charge the hospital a predetermined set fee for each IVL catheter, which fee may be determined based on the hospital’s overall use of our IVL catheters.

In addition to our direct sales organizations, we sell to distributors in certain geographies outside the United States where we have determined that selling through third party distributors is the best way to optimize our opportunities and resources. We select distribution partners who have deep experience in our markets, have strong customer relationships and have a demonstrated track record of launching innovative products.

Our IVL System is simple, intuitive, easy to install and easy to use. This provides value to our customers, but also makes our sales model a source of competitive advantage. Lower service burden means we can develop a cost-efficient sales model by optimizing a mix of clinical specialists and salespeople. Moreover, our vascular IVL catheters have similar call points, meaning we can further leverage our field sales team.

Reimbursement

In the U.S., our products are generally purchased by hospitals, which in turn normally bill various third-party payors, including government programs, such as Medicare and Medicaid, and private health insurance plans, for the healthcare services required to treat each patient. The applicable third-party payors determine whether to provide coverage for a particular procedure or product, and, if so, the amount for which the provider will be reimbursed for treatment.

Outside the U.S., reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both.

Our ability to achieve market acceptance or significant sales volume will depend in large part on the availability of coverage and the level of reimbursement for procedures performed using our products under healthcare payment systems in the markets where we sell and distribute our products. We cannot assure you that government or private payors will continue to cover and reimburse the procedures performed using our products in whole or in part in the future or that payment rates will continue to be adequate.

In addition, we expect that we will continue to see pressure globally by third-party payors to manage the cost of healthcare. Cost management may come in a variety of forms, including rules and practices of third-party payors, judicial decisions, laws and regulations, group purchasing and managed care organizations, and medical device reimbursement policies. Cost management could potentially limit the amount which healthcare providers may be willing to pay for our products and impact demand for our products, product pricing, reimbursement and usage, and which, in turn, may adversely affect our product sales and results of operations.

Competition

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete or plan to compete with manufacturers and distributors of cardiovascular medical devices. Our most notable competitors in the highly competitive cardiovascular field include Boston Scientific Corporation, Cardiovascular Systems, Inc., Medtronic plc and Philips N.V. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

•	significantly greater name recognition;
•	broader or deeper relations with healthcare professionals, customers and third-party payors;
•	more established distribution networks;
•	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•	greater financial and human resources for product development, sales and marketing and patent prosecution.

We believe that our proprietary IVL Technology, our focus on calcified cardiovascular disease and our organizational culture and strategy, will be important factors in our future success. We compete primarily on the basis that our products are designed to treat patients with calcified cardiovascular disease safely, easily and effectively, with improved outcomes and procedural cost savings. Our continued success depends on our ability to:

•	develop innovative, proprietary products that can cost-effectively address significant clinical needs in a manner that is safe and effective for patients and easy to use for physicians;
•	continue to innovate and develop scientifically advanced technology;
•	obtain and maintain regulatory clearances or approvals;
•	demonstrate efficacy in our sponsored and third-party clinical trials and studies;
•	obtain and maintain adequate reimbursement for procedures using our products;
•	apply technology across product lines and markets;
•	attract and retain skilled research and development and sales personnel; and
•	cost-effectively manufacture and successfully market and sell products.

Intellectual Property

Our success depends in part on our ability to obtain, maintain, protect and enforce our proprietary technology and intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect the intellectual property rights that we consider important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position.

We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information. However, trade secrets and proprietary information can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets and proprietary information, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and proprietary information may otherwise become known or be independently discovered by competitors.

As of December 31, 2019, we owned 39 issued U.S. patents and 17 issued foreign patents, 17 pending U.S. non-provisional patent applications and 18 pending foreign patent applications (including four Patent Cooperation Treaty (“PCT”) applications). This portfolio includes 17 issued U.S. patents, 24 issued foreign patents, 6 pending U.S. non-provisional patent applications and 8 pending foreign patent applications (including one PCT application) relating to our current IVL Technology.

U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091, which are three of our issued U.S. patents relating to our current IVL Technology, are the subject of IPR proceedings filed by Cardiovascular Systems, Inc., one of our competitors. For more information regarding these proceedings, please see the section titled “Part I, Item 3 of this Annual Report on Form 10-K.”

Our issued patents, and any patents granted from any pending applications, are expected to expire between 2029 and 2039, without taking into account potential patent term extensions or adjustments. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that any patent applications we have filed, or may file in the future, will result in issued patents.  We can give no assurance that any patents that have been issued or may be issued in the future will protect our current or future products, will provide us with any competitive advantage, and will not be challenged, invalidated, or circumvented.

For more information regarding the risks related to our intellectual property, including the above referenced IPRs, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Regulation

Our products are medical devices subject to extensive laws, rules regulations, as well as other federal and state regulatory bodies in each of the markets in which we sell or distribute our products. These laws, rules and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, pricing and discounts, post-marketing surveillance and interactions with healthcare professionals. Failure to comply with applicable requirements may subject one or more of our products or us to a variety of sanctions, such as loss of product approvals/clearances/certifications, issuance of warning letters, import detentions, and civil monetary penalties or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

United States

FDA’s Premarket Clearance and Approval Requirements. Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, or a premarket approval (“PMA”) from the FDA. Medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the U.S. federal Food, Drug and Cosmetic Act (the “FD&C Act”), such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under Section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to the FDA a premarket notification requesting permission to commercially distribute some Class II devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA application. However, there are some Class III devices for which the FDA has not yet called for a PMA. For these devices, the manufacturer must submit a premarket notification and obtain 510(k) clearance in order to commercially distribute these devices. The FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.

510(k) Clearance Pathway. When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted to the FDA at least 90 days before we intend to market a device, and we must receive 510(k) clearance from the FDA before we actually market the device. The Medical Device User Fee Amendments (“MDUFA”) performance goals for a traditional 510(k) clearance is 90 days. As a practical matter, however, clearance often takes longer, because the review clock is paused by the FDA to allow time to resolve any questions the FDA may have on the 510(k). To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device is equally safe and effective and does not raise different questions of safety and effectiveness. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will place the device into Class III.

There are three types of 510(k)s: traditional, special and abbreviated. Special 510(k)s are typically for devices that are modified and the results of change evaluation can be sufficiently reviewed in a summary or risk analysis format. Abbreviated 510(k)s are for devices that conform to special controls for the device type or to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review, and the FDA intends to process special 510(k)s within 30 days of receipt.

Premarket Approval Pathway. A PMA application under section 515 of the FD&C Act must be submitted to the FDA for Class III devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s).

After a PMA application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days to review a filed PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (“QSR”). The FDA also may inspect one or more clinical sites to assure compliance with the FDA’s regulations.

Upon completion of the PMA application review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA application is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

Clinical Trials. Clinical trials are almost always required to support a PMA and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the

FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. We, the FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

Sponsors of clinical trials of devices are required to register with clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration.

Ongoing Regulation by the FDA. Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;

•

the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and the FDA prohibitions against the promotion of products for un-cleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

•

medical device reporting regulations, which require that manufactures report to the FDA if their device may have caused or contributed to a death or serious injury or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•

corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and

•

post market surveillance regulations, which apply to certain Class II or Class III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) or possibly a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or possibly a PMA. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or a PMA is obtained. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.

Some changes to an approved PMA device, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new PMA application or PMA supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the device covered by the original PMA. The FDA uses the same procedures and actions in reviewing PMA supplements as it does in reviewing original PMA applications.

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services (“CDHS”) requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with the QSR. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

•	warning or untitled letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications, voluntary or mandatory recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	delay in processing submissions or applications for new products or modifications to existing products;

•	withdrawing approvals/clearances that have already been granted; and

•	criminal prosecution.

Newly discovered or developed safety or effectiveness data may require changes to a product’s labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory clearance or approval of our products under development.

Anti-Kickback Statute.  The U.S. federal Anti-Kickback Statute (the “Anti-Kickback Statute”) prohibits, subject to certain safe harbors set forth in the Anti-Kickback Statute, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual for the furnishing or arranging for a good or service, or for the purchasing, leasing, ordering, or arranging for or recommending any good, facility, service or item for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The term “remuneration” expressly includes kickbacks, bribes, or rebates and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value.  Additionally, the intent standard under the federal Anti-Kickback Statute was amended under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below. Penalties for violations of the anti-kickback statute include, but are not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, and the curtailment or restructuring of operations. Various states have adopted laws similar to the Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors. In addition, many foreign jurisdictions in which we operate have similar laws and regulations.

Federal Civil False Claims Act. The U.S. federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by, the federal government. Suits filed under the federal civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a case brought under the federal civil False Claim Act. If an entity is determined to have violated the federal civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have adopted laws similar to the federal civil False Claims Act, and many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government.

Federal Civil Monetary Penalties Statute. The federal Civil Monetary Penalties Statute, among other things, imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

Sunshine Act. The Affordable Care Act also included a provision, commonly referred to as the Sunshine Act, which requires that any manufacturer of a covered device that provides payment or other transfer of value to a physician or teaching hospital, or to a third party at the request of a physician or teaching hospital, must submit to CMS information about the payment or other transfer of value annually, with the reported information to be made public on a searchable website. Similar laws have been enacted in foreign jurisdictions, including France.

Health Insurance Portability and Accountability Act of 1996.  The federal Health Insurance Portability and Accountability Act (“HIPAA”) created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA and its implementing regulations established uniform standards for certain covered entities, which are healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information.

The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included an expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Among other things, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

We are also subject to other federal, state and local laws, and regulations relating to safe working conditions, laboratory, and manufacturing practices.

International

General.  International sales of medical devices are subject to a variety of foreign government regulations, which may vary substantially from country to country. We expect this global regulatory environment will continue to be complex and evolving, which could impact the cost, the time needed to approve, and our ability to maintain existing approvals or obtain future approvals for our products, and require extensive compliance and monitoring obligations in the countries where we sell or distribute our products.  In addition, our international operations, distribution and sales require us to comply with: the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions; U.S. and foreign export control, trade embargo and custom laws, as well as foreign tax laws; employment, immigration and labor laws; local intellectual property laws, which may not protect intellectual property rights to the same extent as U.S. law; and privacy laws such as the European General Data Protection Regulation.

European Union.  The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices.  Our products are regulated in the European Union as medical devices per the MDD. Conformity with the MDD is indicated by the CE mark, which is issued by the applicable Notified Body following the successful satisfaction of a variety of requirements, which depend on the class of the product, but normally involve a combination of: (a) submission of a design dossier; (b) self-assessment by the manufacturer; (c) a third-party assessment, which generally consists of an audit of the manufacturer’s quality system and manufacturing site or evidence of current, valid QMS certificate from a recognized Notified Body evidencing compliance with ISO 13485; and (d) review of the design dossier, which may include safety and technical information, by the Notified Body. The CE mark is contingent upon continued compliance with the applicable regulations, including compliance with ISO 13485 and applicable vigilance and post-market surveillance.

The new European Union Medical Devices Regulation (the “MDR”), which was published in May 2017 with a transition period of three years, replaces the MDD and will expand and modify the pre-market and post-market obligations of the MDD. Starting May 2020, the new MDR will apply and no new applications under the previous directives will be permitted. We are in the process of updating our technical documentation and other quality management system processes to meet the new MDR requirements. Under the new MDR requirements, CE certificates issued under the MDD prior to May 2020 will remain valid in accordance with their term, beyond the expiration of the transition period, however certain limitations set forth in the MDR, such as the need to use classifications that are different from the previous directives, would apply. We do not expect such limitations to have any material impact on our ability to supply our products to the countries covered by the MDR.

Regulatory Inspections

We are subject to periodic inspections by the FDA and other regulatory entities, such as a European Notified Body, related to the regulatory requirements that apply to medical devices designed and manufactured, and clinical trials sponsored, by us. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations, or Form FDA 483. If we receive a notice of inspectional observations or deficiencies from the FDA following an inspection, we would be required to respond in writing, and would be required to undertake corrective and/or preventive or other actions in order to address the FDA’s or other regulators’ concerns. Failure to address the FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.

Employees

As of December 31, 2019, we had 284 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

Legal Proceedings

We may be subject to other legal proceedings and claims in the ordinary course of business. We have received, and may from time to time receive, letters from third parties alleging patent infringement, violation of employment practices or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes. For information with respect to Legal Proceedings, see Part I, Item 3 of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in 2009 as a Delaware corporation under the name ShockWave Medical, Inc. Our principal executive offices are located at 5403 Betsy Ross Drive, Santa Clara, California 95054, and our telephone number is (510) 279-4262. Our website address is www.shockwavemedical.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

We use “Shockwave,” “Shockwave M5,” “Shockwave C2,” “Shockwave S4” and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our right or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date on which we are deemed to be a large accelerated filer (this means the market value of shares of our common stock that are held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year); the issuance, in any three-year period, by us of more than $1 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. Any reference herein to “emerging growth company” has the meaning ascribed to it in the JOBS Act.

An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•

being permitted to present only two years of audited consolidated financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the registration statement filed under the Securities Act of 1933 (the “Securities Act”) for an IPO of common equity securities;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.shockwavemedical.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Our operating and financial results are subject to various risks and uncertainties. You should carefully consider the risks described below, as well as all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business.

Risks Related to Our Business and Products

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2019 and 2018, we reported net losses of $51.1 million and $41.1 million, respectively. As a result of these losses, as of December 31, 2019, we had an accumulated deficit of approximately $178.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

We have limited commercialization experience.

We were incorporated in 2009 and began commercializing our Shockwave M5 IVL catheter (“M5 catheter”) for treating peripheral artery disease (“PAD”) in the United States and Europe in 2018 and our Shockwave C2 IVL catheter (“C2 catheter”) for treating coronary artery disease (“CAD”) in Europe in 2018. We initiated a limited launch of our S4 IVL catheter (“S4 catheter”) in the first half of 2019 and commenced a full commercial launch in select approved geographies in the second half of 2019. Our C2 catheter has not yet been approved or cleared for the treatment of CAD in the United States. Our limited commercialization experience and limited number of approved or cleared products make it difficult to evaluate our current business and predict our future prospects.

These factors also make it difficult for us to forecast our future financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully complete our Disrupt PAD III, Disrupt CAD II, Disrupt CAD III, Disrupt CAD IV and transcatheter aortic valve replacement (“TAVR”) feasibility clinical trials and obtain U.S. Food and Drug Administration (“FDA”) pre-market approval for, and successfully commercialize, our C2 catheter for the treatment of CAD in the United States or future planned products in the United States or in key international markets. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our success depends in large part on our intravascular lithotripsy technology (our “IVL Technology”). If we are unable to successfully market and sell products incorporating our IVL Technology, our business prospects will be significantly harmed and we may be unable to achieve revenue growth.

Our future financial success will depend substantially on our ability to effectively and profitably market and sell our products incorporating our IVL Technology. The commercial success of our products and any of our planned or future products will depend on a number of factors, including the following:

•	the actual and perceived effectiveness and reliability of our products, especially relative to alternative products;
•	the prevalence and severity of any adverse patient events involving our products;
•	the results of clinical trials relating to the use of our products;
•	our ability to sustain meaningful clinical benefits for our patients;
•	our ability to obtain regulatory approval to market our planned or future products for use in treating PAD, CAD and aortic stenosis (“AS”) in the United States;
•	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or treatment methods for conditions treated by our products;
•	the degree to which treatments using our products are covered and receive adequate reimbursement from third-party payors, including governmental and private insurers;
•	the degree to which physicians adopt our products;
•	our ability to obtain, maintain, protect and enforce our intellectual property rights in and to our IVL Technology and our products that incorporate our IVL Technology;
•	our ability to treat medial calcium and sustain a meaningful clinical benefit better than our competitors and alternative treatments or therapies;
•	achieving and maintaining compliance with all regulatory requirements applicable to our products;
•	the extent to which we are successful in educating physicians about PAD, CAD and AS in general, and the benefits of our products in treating such conditions;
•	the strength of our marketing and distribution infrastructure;
•	the effectiveness of our and our distributors’ marketing and sales efforts in the United States and abroad, including our efforts to build out our sales team;
•	the level of education and awareness among physicians and hospitals concerning our products;
•	our reputation among physicians and hospitals;

•

our ability to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices (“cGMP”) and the Quality System Regulation (“QSR”); and

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

Currently, our commercialized products consist primarily of our IVL System using M5 catheters for the treatment of above-the-knee PAD in the United States and internationally, S4 catheters in the United States and C2 catheters for the treatment of CAD internationally. Therefore, we are dependent on widespread market adoption of these products and we will continue to be dependent on the success of these products for the foreseeable future. There can be no assurance that our products will gain a substantial degree of market acceptance among specialty physicians, patients or healthcare providers. Our failure to successfully increase sales of these products or any other event impeding our ability to sell these products would result in a material adverse effect on our business, financial condition and results of operations.

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

We currently have limited sales or marketing capabilities. Our sales were $42.9 million and $12.3 million for the years ended December 31, 2019 and 2018, respectively. We launched our M5 catheters for the treatment of PAD in the United States, Europe and select other countries in 2018, we launched our C2 catheters for the treatment of CAD in Europe in 2018, and we expect to launch our C2 catheters for the treatment of CAD in the United States in the first half of 2021, subject to FDA approval. We initiated a limited launch of our S4 catheter in the first half of 2019 and commenced a full commercial launch in select approved geographies in the second half of 2019. Building the requisite sales, marketing or distribution capabilities will be expensive and time-consuming and will require significant attention from our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our products. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of our products. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products.

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

Our success will depend, in part, on the acceptance of our products as safe, useful and, with respect to providers, cost effective. We cannot predict how quickly, if at all, physicians will accept our products or, if accepted, how frequently they will be used. Our products and planned or future products we may develop or market may never gain broad market acceptance among physicians and the medical community for some or all of our targeted indications. Healthcare providers must believe that our products offer benefits over alternative treatment methods. The degree of market acceptance of any of our products will depend on a number of factors, including:

•	whether physicians and others in the medical community consider our products to be safe and cost-effective treatment methods;
•	the potential and perceived advantages of our products over alternative treatment methods;
•	the prevalence and severity of any side effects associated with using our products;
•	product labeling or product insert requirements by the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities;

•	the cost of treatment in relation to alternative treatments methods;
•	the convenience and ease of use of our products relative to alternative treatment methods;
•	pricing pressure, including from group purchasing organizations (“GPOs”), seeking to obtain discounts on our products based on the collective buying power of the GPO members;
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

For example, in July 2018, we initiated and subsequently completed a voluntary recall of our S4 catheters after seeing a higher instance of leaks in the balloon, which prevented the balloon from staying inflated at four atmospheres (“atm”) for the full course of lithotripsy application. Although there were no patient safety issues reported and no reports of adverse clinical events related to this issue, and the issue has been corrected, customer satisfaction problems early in a product’s launch can have lasting negative impact on our ability to sell such product. We have also proceeded with a full commercial launch of our S4 catheter in select approved geographies in the second half of 2019. However, we cannot guarantee that issues with our S4 catheters will not resurface. Any future government or voluntary recalls of our S4 catheter could divert managerial and financial resources, harm our reputation and adversely affect our business.

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

Our ability to market our current products is limited to the treatment of PAD in the United States and certain countries outside of the United States and limited to the treatment of CAD in certain countries outside of the United States. If we want to market our products for further uses in the United States, we will need to file for FDA clearances or approvals and may need to conduct trials in addition to our existing trials to support expanded use, which would be expensive and time-consuming and may not be successful. The use, misuse or off-label use of our products may also result in injuries that lead to product liability suits, which could be costly to our business.

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

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our equity securities and, to a lesser extent, product revenue. As of December 31, 2019, we had $195.3 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $178.0 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

The terms of the Loan and Security Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Our Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), entered into in February 2018, provided for a $2.0 million revolving line of credit and a $15.0 million term loan. In connection with the Loan and Security Agreement, Silicon Valley Bank was concurrently issued a common stock warrant that entitles Silicon Valley Bank to purchase up to 34,440 shares of our common stock with an exercise price of $4.026 per share, with a term of ten years. In April 2019, all of these common stock warrants were net exercised into 29,887 shares of common stock.

On February 11, 2020, we entered into the First Amendment (the “Amendment”) to the Loan and Security Agreement, to refinance our existing term loan. The Amendment provided us with a supplemental term loan in the amount of $16.5 million. We used $13.2 million of the proceeds from the supplemental term loan to repay in full all amounts due under the existing term loan and to pay related expenses. In addition, the Amendment terminated the Company’s revolving line of credit.

The supplemental term loan is secured by all of the Company’s assets, excluding intellectual property and certain other assets. Subject to the terms of the Amendment, the supplemental term loan can be repaid at any time, subject to certain penalty payments, prior to the December 1, 2023 maturity date, at which time all amounts borrowed will be due and payable.  The supplemental term loan is subject to customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, but is not subject to any financial covenants. If we fail to comply with the covenants or payments in connection with the supplemental term loan, Silicon Valley Bank could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Silicon Valley Bank would have the right to proceed against the assets we provided as collateral pursuant to the loan.

The foregoing may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt obligations.”

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

As of December 31, 2019, we had 289 full-time employees worldwide. We have significantly expanded the size of our organization over the past three years, particularly in the number of sales and marketing personnel, and expect to do so in the future. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

While most of our revenue has been in the United States, our current products are cleared in certain international markets for the treatment of PAD and CAD, and international sales comprised 47% of our revenue for the year ended December 31, 2019. We intend to increase our sales outside the United States, and our C2 catheters are currently only available outside the United States. Sales of our products outside of the United States are and will be subject to foreign regulatory requirements governing clinical trials and marketing approval. We will incur substantial expenses in connection with our international expansion. Additional risks related to operating in foreign countries include:

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

We partner with distributors for our products in select geographies outside of the United States. Specifically, as of December 31, 2019 we have sold to distributors located in Europe, Canada, Asia, South Africa, South America, Middle East, Australia and New Zealand. For the year ended December 31, 2019, approximately 47% of our sales were outside of the United States. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the FCPA, the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”) or similar laws, insurance requirements or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition and results of operations.

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

In connection with various facets of our business, we collect and use a variety of personal data, such as name, mailing address, email addresses, mobile phone number, location information and clinical trial information. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our data or consumers’ personal data could result in significant liability under state (e.g., state breach notification laws, the California Consumer Privacy Act (“CCPA”), which became effective in January 2020), federal (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”)) and international law (e.g., the European Union’s General Data Protection Regulation (“GDPR”)). Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users and potentially disrupt our business. We may also rely on third-party service providers to host or otherwise process some of our data and that of users, and any failure by such third party to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us.

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

Also, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize, or such strategic alliance, joint venture or acquisition may be prohibited. In February 2018, we entered into the Loan and Security Agreement. The Loan and Security Agreement restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

Disasters and other business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations and one or more markets in which we operate, could be subject to earthquakes, fires, medical epidemics and pandemics (including expectations about them), power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, shifting climate patterns, extreme weather conditions, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. As well, we rely on: (i) third-party manufacturers to produce various components that are integrated into our products; (ii) third-party distributors to distribute our products; and (iii) hospitals to purchase our products. Our ability to obtain supplies of components and to distribute and sell our finished products could be disrupted if the operations of these suppliers, distributors, or hospitals were materially affected by any such natural or man-made disaster or other business interruption.

The recent outbreak of the SARS-COV-2 virus (coronavirus) is creating uncertainty in the markets, our operations, our supply chain and the general public, given that none of the duration, scope or impact of the outbreak can be predicted.  A broad, sustained outbreak of COVID-19 would negatively impact our results if: (i) our supply of product components or ability to distribute our products, is materially reduced despite our efforts to manage potential supply-chain disruption; (ii) an outbreak materially impacts our headquarters and manufacturing operations for a sustained period of time; (iii) hospitals are required to allocate resources to care of patients with COVID-19 and defer treatment of procedures utilizing our products; and/or (iv) patients elect to defer treatment for procedures utilizing our products due to real or perceived concerns about the potential spread of coronavirus in hospital settings.  The related financial impact of the coronavirus, however, cannot be reasonably estimated at this time.

In addition, our corporate headquarters and manufacturing facilities are located in Santa Clara, California, near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown at this time.

The occurrence of any of these natural or man-made disasters or other business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

•

the federal Physician Payments Sunshine Act, also known as Open Payments, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to the CMS, information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The FDA and similar agencies regulate our products as medical devices. Complying with these regulations is costly, time-consuming, complex and uncertain. For instance, before a new medical device, or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or approval of a PMA from the FDA, unless an exemption applies. FDA regulations and regulations of similar agencies are wide-ranging and include, among other things, oversight of:

•	product design, development, manufacturing (including suppliers) and testing;
•	laboratory, preclinical and clinical studies;
•	product safety and effectiveness;
•	product labeling;
•	product storage and shipping;
•	record keeping;
•	pre-market clearance or approval;
•	marketing, advertising and promotion;
•	product sales and distribution;
•	product changes;
•	product recalls; and
•	post-market surveillance and reporting of deaths or serious injuries and certain malfunctions.

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

For example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together, the Affordable Care Act (“ACA”) was enacted. The ACA is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges and the expansion of the Medicaid program. The ACA has impacted existing government healthcare programs and has resulted in the development of new programs.

Certain provisions of the ACA have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation and implementation.  For example, since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law, including the Tax Cuts and Jobs Act, enacted on December 22, 2017 (“TCJA”), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, a United States District Court Judge for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the TCJA; and (ii) the individual mandate is not severable from the rest of the ACA, and as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will affect the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review (“IPR”), or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology or products. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. For example, petitions for IPR of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091 (the “IPR Patents”), which are three of our issued U.S. patents that relate to our current IVL Technology, were filed in December 2018 at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc., one of our competitors. The PTAB has decided to institute IPR proceedings for all three IPR Patents. We filed our responses to the petitions in November 2019 and optional oral hearings for each IPR are scheduled for April 16, 2020. The PTAB is expected to issue a decision in each IPR by July 2020. The IPR proceedings could result in the loss or narrowing in scope of the IPR Patents, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Any of these factors could cause delay or suspension of clinical trials, regulatory submissions, required approvals, commercialization or marketing of our products or cause us to incur higher costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished products on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business. It may take a significant amount of time and resources (including costs) to establish an alternative source of supply for our products and to have any such new source approved by the FDA.

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

We cannot assure you that we or our component suppliers comply or can continue to comply with all regulatory requirements. The failure by us or one of our component suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, with a component supplier, until a new supplier has been identified and evaluated. Our or any of our component supplier’s failure to comply with applicable regulations could cause sanctions to be imposed on us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals or clearances, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, which could harm our business. We cannot assure you that if we need to engage new suppliers to satisfy our business requirements, we can locate new suppliers in compliance with regulatory requirements at a reasonable cost and in an acceptable timeframe. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may continue to be highly volatile.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Since our initial public offering which occurred in March 2019 through March 5, 2020, the closing price of our common stock has ranged from $29.40 per share to $66.02 per share. The market price for our common stock may be influenced by many factors, including:

•	the sales level for our products;
•	the failure by our customers to obtain coverage and adequate reimbursements or reimbursement levels that would be sufficient to support product sales to our customers;
•	unanticipated serious safety concerns related to the use of our products;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	announcements of technological or medical innovations for the treatment of vascular disease;
•	our ability to effectively manage our growth;
•	the size and growth of our target markets;
•	actual or anticipated quarterly variations in our or our competitors’ results of operations;
•	failure to meet estimates or recommendations by securities analysts who cover our stock;
•	failure to meet our own financial estimates;
•	accusations that we have violated a law or regulation;
•	recalls of our products;
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

As of December 31, 2019, we had net operating loss (“NOL”) carryforwards of approximately $180.3 million for federal income tax purposes, and $40.4 million for California and $153.5 million for other state income tax purposes. These federal NOLs (generated prior to 2018) begin expiring in 2030, the California NOLs begin expiring in 2031 and other state NOL carryforwards begin expiring in 2029. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

The TCJA enacted many significant changes to the U.S. tax laws, and we are still awaiting guidance from the IRS and other tax authorities on some of the TCJA changes that may affect us. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the TCJA or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2019, our executive officers, directors and 5% stockholders beneficially owned approximately 56.9% of the outstanding shares of capital stock. As of December 31, 2019, we had 31,446,787 shares of common stock outstanding. Of these shares, the 9,409,048 shares of common stock sold in our IPO and Follow-On Offering are freely tradeable.

As of December 31, 2019, our executive officers and directors held options to purchase an aggregate of 2,158,122 shares of our common stock at a weighted-average exercise price of $4.88 per share and 29,000 shares of common stock underlying outstanding restricted stock units (“RSUs”). We have registered all of the shares of common stock issuable upon the exercise of outstanding options, upon the vesting of outstanding restricted stock and upon exercise or settlement of any other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements. Furthermore, as of December 31, 2019, holders of approximately 5,395,605 shares of our common stock have certain rights with respect to the registration of such shares under the Securities Act.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring that we evaluate and determine the effectiveness of our internal control over financial reporting, beginning with our annual report for the year ending December 31, 2020, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act, or a smaller reporting company under the Securities Act. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up until March 6, 2024, which is five years from the pricing of our initial public offering. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than anticipated or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Compliance with the rules and regulations applicable to public companies can be more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting in which the process will be time-consuming, costly and complicated. Until such time as we are no longer an “emerging growth company,” our auditors will not be required to attest as to our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or, once required, if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation, as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

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

These provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our and our stockholders’ best interests and could also affect the price that some investors are willing to pay for our common stock. See the section titled “Description of Capital Stock.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We completed the move of our production of our IVL catheters from our prior Fremont, California facility to our facilities in Santa Clara, California in the second half of 2019. We produce all of our IVL catheters in-house at our facilities in Santa Clara, California, which, together with our research and development, controlled environment room and office space, currently totals 35,000 square feet.

In December 2019, we entered into a lease for office and laboratory space in two buildings located in Santa Clara, California. The purpose and effect of the lease agreement is to extend the existing Santa Clara office and laboratory premises of 35,000 square feet to approximately 85,200 square feet of rentable space.

We believe that the above Santa Clara facilities meets our current and future anticipated needs.

Item 3. Legal Proceedings.

Petitions for inter partes review (“IPR”) of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091 (the “IPR Patents”), which are three of our issued U.S. patents that relate to our current IVL Technology, were filed in December 2018 at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc., one of our competitors. The PTAB has decided to institute IPR proceedings for all three IPR Patents. We filed our responses to the petitions in November 2019 and optional oral hearings for each IPR are scheduled for April 16, 2020. The PTAB is expected to issue a decision in each IPR by July 2020. The IPR proceedings could result in the loss or narrowing in scope of the IPR Patents, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours.    For more information regarding the risks presented by such proceedings, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

We may be subject to other legal proceedings and claims in the ordinary course of business. We have received, and may from time to time receive, letters from third parties alleging patent infringement, violation of employment practices or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol SWAV. Public trading of our common stock began on March 7, 2019. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the Nasdaq Global Select Market:

	Low	High
Fiscal year ending December 31, 2019
First quarter (beginning March 7, 2019)	$24.58	$43.39
Second quarter	28.80	68.39
Third quarter	28.93	59.72
Fourth quarter	28.31	45.57

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stockholders

As of March 5, 2020, there were 35 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes reinvestment of any dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The consolidated statements of operations data for the fiscal years ended December 31, 2019, 2018, and 2017, and the selected consolidated balance sheets data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated balance sheet data as of December 31, 2017 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Year Ended December 31,
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:	2019	2018	2017
Revenue:
Product revenue	$42,927	$12,263	$1,719
Operating expenses:
Cost of product revenue	17,159	7,250	2,836
Research and development	32,853	22,698	17,963
Sales and marketing	30,620	17,536	6,363
General and administrative	14,134	5,979	5,422
Total operating expenses	94,766	53,463	32,584
Loss from operations	(51,839)	(41,200)	(30,865)
Interest expense	(944)	(401)	(58)
Change in fair value of warrant liability	(609)	(52)	(32)
Other income, net	2,345	589	366
Net loss before taxes	(51,047)	(41,064)	(30,589)
Income tax provision	62	38	26
Net loss	$(51,109)	$(41,102)	$(30,615)
Net loss per share attributable to common shareholders:
Net loss per share, basic and diluted	$(2.14)	$(23.39)	$(19.71)
Shares used in computing net loss per share, basic and diluted	23,904,828	1,757,102	1,553,365

	As of December 31,
Consolidated Balance Sheet Data:	2019	2018	2017
Cash, cash equivalents and short-term investments	$195,349	$39,643	$53,729
Working capital	192,689	39,365	53,318
Total assets	231,938	53,421	59,304
Long-term debt, current and non-current	13,819	15,050	—
Convertible preferred stock warrant liability	—	313	577
Convertible preferred stock	—	152,806	137,469
Accumulated deficit	(177,974)	(126,865)	(85,763)
Total stockholders' equity (deficit)	192,653	(122,588)	(83,292)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a medical device company focused on developing and commercializing products intended to transform the way calcified cardiovascular disease is treated. We aim to establish a new standard of care for medical device treatment of atherosclerotic cardiovascular disease through our differentiated and proprietary local delivery of sonic pressure waves for the treatment of calcified plaque, which we refer to as intravascular lithotripsy (“IVL”). Our IVL system (our “IVL System”), which leverages our IVL technology (our “IVL Technology”), is a minimally invasive, easy-to-use and safe way to significantly improve patient outcomes. Our Shockwave M5 IVL catheter (“M5 catheter”) was CE-Marked in April 2018 and cleared by the U.S. Food and Drug Administration (“FDA”) in July 2018 for use in our IVL System for the treatment of peripheral artery disease (“PAD”). Our Shockwave C2 IVL catheter (“C2 catheter”), which we are currently marketing in Europe, was CE-Marked in June 2018 for use in our IVL System for the treatment of coronary artery disease (“CAD”). In August 2019, we received the Breakthrough Device Designation from the FDA for our C2 catheters using our IVL System for the treatment of CAD. The second version of our Shockwave S4 IVL catheter (“S4 catheter”) was cleared by the FDA in August 2019. We also have ongoing clinical programs across several products and indications, which, if successful, will allow us to expand commercialization of our products into new geographies and indications. Importantly, we are undertaking ongoing clinical trials of our C2 catheter intended to support a pre-market application (“PMA”) in the United States and a Shonin submission in Japan for the treatment of CAD. In October 2018, we received staged investigational drug exemption (“IDE”) approval for our DISRUPT CAD III global study, which began enrollment in 2019. This study is designed to support U.S. PMA approval for our C2 catheters. We anticipate having final data from these ongoing clinical trials intended to support a U.S. launch of our C2 catheter in the first half of 2021 and a Japan launch in 2022.

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

We have adapted the use of lithotripsy to the cardiovascular field with the aim of creating what we believe can become the safest, most effective means of addressing the growing challenge of cardiovascular calcification. Lithotripsy has been used to successfully treat kidney stones (deposits of hardened calcium) for over 30 years. By integrating lithotripsy into a device that resembles a standard balloon catheter, physicians can prepare, deliver and treat calcified lesions using a familiar form factor, without disruption to their standard procedural workflow. Our differentiated IVL System works by delivering shockwaves through the entire depth of the artery wall, modifying calcium in the medial layer of the artery, not just at the superficial most intimal layer. The shockwaves crack this calcium and enable the stenotic artery to expand at low pressures, thereby minimizing complications inherent to traditional balloon dilations, such as dissections or tears. Preparing the vessel with IVL facilitates optimal outcomes with other therapies, including stents and drug-eluting technologies. Using IVL also avoids complications associated with atherectomy devices such as dissection, perforation and embolism. When followed by an anti-proliferative therapy such as a drug-coated balloons or drug-eluting stents, the micro-fractures may enable better drug penetration into the arterial wall and improve drug uptake, thereby improving the effectiveness of the combination treatment.

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

For the years ended December 31, 2019, 2018 and 2017, we generated product revenue of $42.9 million, $12.3 million and $1.7 million, respectively, and a $51.8 million, $41.2 million and $30.9 million loss from operations for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, 47%, 43% and 44%, respectively, of our product revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in Euros. As a result, we have foreign exchange exposure. We have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our initial public offering, private sales of equity securities and payments received from customers using our products. As of December 31, 2019, we had $195.3 million in cash, cash equivalents and short-term investments and an accumulated deficit of $178.0 million.

Public Offerings of Common Stock

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

On November 15, 2019, we completed an underwritten public offering (“Follow-On Offering) of 2,854,048 shares of our common stock, including 372,267 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $36.25 per share. We raised a total of $103.5 million in gross proceeds from the Follow-On Offering, or approximately $96.7 million in net proceeds after deducting underwriters’ discounts and commissions of $6.2 million and offering costs of $0.6 million.

New Lease

In December 2019, we entered into a lease for office and laboratory space in two buildings located in Santa Clara, California. The purpose and effect of the lease agreement is to extend the existing Santa Clara office and laboratory premises of 35,000 square foot to approximately 85,200 square feet of rentable space.

Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

•

Market acceptance. The growth of our business depends on our ability to gain broader acceptance of our current products by continuing to make physicians and other hospital staff aware of the benefits of our products to generate increased demand and frequency of use, and thus increase sales to our hospital customers. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target end markets. Although we are attempting to increase the number of patients treated with procedures that use our products through our established relationships and focused sales efforts, we cannot provide assurance that our efforts will increase the use of our products.

•

Regulatory approvals/clearances and timing and efficiency of new product introductions. We must successfully obtain timely approvals or clearances and introduce new products that gain acceptance with physicians, ensuring adequate supply while avoiding excess inventory of older products and resulting inventory write-downs or write-offs. For our sales to grow, we will also need to receive FDA approval for the use of our C 2  catheters in our IVL System for the treatment of CAD in the United States, and will need to obtain regulatory clearance or approval of our other pipeline products in the United States and in international markets. In addition, as we introduce new products, we expect to build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our results of operations.

•

Sales force size and effectiveness. The rate at which we grow our sales force and the speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospital accounts.

•

Competition. Our industry is intensely competitive and, in particular, we compete with a number of large, well-capitalized companies. We must continue to successfully compete in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.

•

Reimbursement. The level of reimbursement from third-party payors for procedures performed using our products could have a substantial impact on the prices we are able to charge for our products and how widely our products are accepted. The level at which reimbursement is set for procedures using our products, and any increase in reimbursement for procedures using our products, will depend substantially on our ability to generate clinical evidence, to gain advocacy in the respective physician societies and to work with the Centers for Medicare & Medicaid Services and payors.

•

Clinical results. Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer for a given condition.

•

Product and Geographic Mix; Timing. Our financial results, including our gross margins, may fluctuate from period to period based on the timing of customer orders or medical procedures, the number of available selling days in a particular period, which can be impacted by a number of factors, such as holidays or days of severe inclement weather in a particular geography, the mix of products sold and the geographic mix of where products are sold. In particular, our distributors for international sales receive a distribution margin on sales of our IVL catheters, which affects our gross margin.

•

Seasonality. We expect to experience a seasonal slowing of demand for our products in our fourth quarters due to year-end clinical treatment patterns, such as the postponement of elective surgeries around the winter holidays. In addition, we have experienced some seasonality during summer months, which we believe is attributable to the postponement of elective surgeries for summer vacation plans of physicians and patients. We expect these seasonal factors to become more pronounced in the future as our business grows.

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue and gross profit/loss as a result of a number of factors, including, but not limited to: inventory write-offs and write-downs; costs, benefits and timing of new product introductions; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. Additionally, we experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.

While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address.

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

Interest expense

Interest expense consists of interest on our debt and amortization of associated debt discount. In February 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank for a term loan and a revolving line of credit, as described in Note 7 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K (the “Loan and Security Agreement”). In June 2018 and December 2018, we drew an aggregate of $15.0 million in borrowings under the term loan facility. As of December 31, 2019, we had $13.3 million outstanding under the term loan and no amounts outstanding under the revolving line of credit.

As described in Note 13 to our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K, on February 11, 2020, the Company entered into the First Amendment (the “Amended Credit Facility”) to the Loan and Security Agreement, to refinance the existing term loan. The Amendment provided us with a supplemental term loan in the amount of $16.5 million. The Company used $13.2 million of the proceeds from the supplemental term loan to repay in full all amounts due under the existing term loan and to pay related expenses. In addition, the Amendment terminated the Company’s revolving line of credit.

Change in fair value of warrant liability

We accounted for our freestanding warrants to purchase shares of our convertible preferred stock prior to the initial public offering as liabilities at fair value primarily because the shares underlying the warrants contained contingent redemption features outside our control. The warrants were subject to re-measurement at each balance sheet date with gains and losses reported through our consolidated statements of operations and comprehensive loss. On the completion of the initial public offering, all of our outstanding preferred stock warrants were converted into 54,903 common stock warrants, which resulted in the reclassification of the convertible preferred stock warrant liability to additional paid-in capital.

Other income, net

Other income consists primarily of interest earned on our cash equivalents and short-term investments.

Income tax provision

Income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to R&D.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$42,927	$12,263	$30,664	250%
Operating expenses:
Cost of product revenue	17,159	7,250	9,909	137%
Research and development	32,853	22,698	10,155	45%
Sales and marketing	30,620	17,536	13,084	75%
General and administrative	14,134	5,979	8,155	136%
Total operating expenses	94,766	53,463	41,303	77%
Loss from operations	(51,839)	(41,200)	(10,639)	26%
Interest expense	(944)	(401)	(543)	135%
Change in fair value of warrant liability	(609)	(52)	(557)	1,071%
Other income, net	2,345	589	1,756	298%
Net loss before taxes	(51,047)	(41,064)	(9,983)	24%
Income tax provision	62	38	24	63%
Net loss	$(51,109)	$(41,102)	$(10,007)	24%

Product revenue.  Product revenue increased by $30.7 million, or 250%, from $12.3 million in 2018 to $42.9 million in 2019. The change was due to an increase in the number of customers and an increase in the purchase volume of our products both within the United States and internationally.

Product revenue consisted primarily of the sale of our IVL catheters. Product revenue, classified by the major geographic areas in which our products are shipped, was $22.7 million within the United States and $20.2 million for all other countries in 2019 compared to $7.0 million within the United States and $5.3 million for all other countries in 2018.

Cost of product revenue and gross margin percentage.  Cost of product revenue increased by $9.9 million, or 137%, from $7.3 million in 2018 to $17.2 million in 2019. The increase was primarily due to growth in sales volume. Gross margin percentage improved to 60.0% in 2019, compared to 40.9% in 2018. This change in gross margin percentage was primarily due to lower fixed costs per unit from increased production volume of our IVL catheters and increased efficiencies from improvements to operations and production.

Research and development expenses.  The following table summarizes our R&D expenses incurred during the periods presented:

	Year Ended December 31,
	2019	2018	Change $	Change %
	(in thousands, except percentages)
Compensation and personnel-related costs	$13,302	$10,580	$2,722	26%
Clinical-related costs	12,933	5,626	7,307	130%
Material and supplies	2,094	2,541	(447)	(18)%
Facilities and other allocated costs	2,252	1,560	692	44%
Outside consultants	1,449	1,360	89	7%
Other research and development costs	823	1,031	(208)	(20)%
Total research and development expenses	$32,853	$22,698	$10,155	45%

R&D expenses increased by $10.2 million, or 45%, from $22.7 million in 2018 to $32.9 million in 2019. The increase was primarily due to a $7.3 million increase in clinical-related costs and a $2.7 million increase in compensation and personnel-related costs to support clinical trials. Clinical-related costs in 2019 were primarily related to the CAD II, CAD III CAD IV and PAD III clinical trials. There was also a $0.7 million increase in facilities and other allocated costs due to increased rent and building expenditures. These increases were partially offset by a $0.4 million decrease in materials and supplies for R&D.

Sales and marketing expenses.  Sales and marketing expenses increased by $13.1 million, or 75%, from $17.5 million in 2018 to $30.6 million in 2019. The increase was primarily due to a $10.4 million increase in compensation and personnel-related costs, which included a $4.0 million increase in commission expense, as a result of a higher headcount and increased sales of our products. Marketing and promotional expenses increased by $1.6 million to support the commercialization of our products.

General and administrative expenses. General and administrative expenses increased by $8.2 million, or 136%, from $6.0 million in 2018 to $14.1 million in 2019. The change was primarily due to a $2.6 million increase in professional services and general corporate expenses incurred in connection with our operations as a public company, a $2.8 million increase in compensation and personnel-related costs, a $2.0 million increase in legal fees, and a $0.8 million increase in costs associated with outside consultants.

Interest expense. Interest expense increased by $0.5 million, or 135%, from $0.4 million in 2018 to $0.9 million in 2019. The increase in interest expense was attributable to incurring a full year of interest expense in 2019 compared to us incurring only a partial year’s worth of interest expense in 2018 due to the Loan and Security Agreement being funded in June 2018 and December 2018.

Change in fair value of warrant liability. The change in fair value of warrant liability of $0.6 million in 2019 from $0.1 million in 2018 was due to the fair value of our convertible warrant liability increasing by $0.5 million in 2019 up to the final measurement on the date of our initial public offering.

Other income, net. Other income, net increased by $1.8 million, or 298%, to $2.3 million in 2019 from $0.6 million in 2018. The increase was primarily due to a $1.7 million increase in interest income from increased investment balances and a $0.1 million increase in other income primarily due to net foreign currency gains.

Income tax provision. The income tax provision increased by $24,000, or 63%, to $62,000 in 2019 from $38,000 in 2018. This increase was primarily due to an increase in foreign income tax expense.

Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$12,263	$1,719	$10,544	613%
Operating expenses:
Cost of product revenue	7,250	2,836	4,414	156%
Research and development	22,698	17,963	4,735	26%
Sales and marketing	17,536	6,363	11,173	176%
General and administrative	5,979	5,422	557	10%
Total operating expenses	53,463	32,584	20,879	64%
Loss from operations	(41,200)	(30,865)	(10,335)	33%
Interest expense	(401)	(58)	(343)	591%
Change in fair value of warrant liability	(52)	(32)	(20)	63%
Other income, net	589	366	223	61%
Net loss before taxes	(41,064)	(30,589)	(10,475)	34%
Income tax provision	38	26	12	46%
Net loss	$(41,102)	$(30,615)	$(10,487)	34%

Comparison of the Years Ended December 31, 2018 and 2017

Product revenue. Product revenue increased by $10.5 million, or 613%, from $1.7 million in 2017 to $12.3 million in 2018. The increase was primarily due to an increase in the number of customers and an increase in purchase volume of our products per customer both within the United States and internationally.

Product revenue consisted primarily of the sale of our IVL catheters. Product revenue, classified by the major geographic areas in which our products are shipped, was $1.0 million within the United States and $0.7 million for all other countries in 2017 and $7.0 million within the United States and $5.3 million for all other countries in 2018.

Cost of product revenue and gross margin percentage. Cost of product revenue increased by $4.4 million, or 156%, from $2.8 million in 2017 to $7.3 million in 2018. The increase was primarily due to growth in sales volume. Gross margin percentage was negative 65% for the year ended December 31, 2017. Gross margin percentage improved to 41% for the year ended December 31, 2018. This change in gross margin percentage was primarily due to increased sales volume of our catheters.

Research and development expenses. The following table summarizes our R&D expenses incurred during the periods presented:

	Year Ended December 31,
	2018	2017	Change $	Change %
	(in thousands, except percentages)
Compensation and personnel-related costs	$10,580	$10,263	$317	3%
Clinical-related costs	5,626	3,358	2,268	68%
Material and supplies	2,541	1,805	736	41%
Facilities and other allocated costs	1,560	1,153	407	35%
Outside consultants	1,360	788	572	73%
Other research and development costs	1,031	596	435	73%
Total research and development expenses	$22,698	$17,963	$4,735	26%

R&D expenses increased by $4.7 million, or 26%, from $18.0 million in 2017 to $22.7 million in 2018. The increase was primarily due to a $2.3 million increase in clinical-related costs and a $0.6 million increase in costs associated with outside consultants to support clinical trials. There was also a $0.7 million increase in materials and supplies for R&D and a $0.4 million increase in facilities and other allocated costs due to higher rent and building expenditures.

Sales and marketing expenses.  Sales and marketing expenses increased by $11.2 million, or 176%, from $6.4 million in 2017 to $17.5 million in 2018. The increase was primarily due to a $9.5 million increase in compensation and personnel-related costs, which includes a $3.1 million increase in commission expense, as a result of increased headcount and increased business development related activities to expand the domestic and international customer base. Marketing and promotional expenses increased by $0.8 million to support the commercialization of our products.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 10%, from $5.4 million in 2017 to $6.0 million in 2018. The increase was primarily due to a $0.8 million increase in professional services and general corporate expenses incurred in connection with our preparation to become a public company, partially offset by a $0.3 million decrease in recruiting and training expenses.

Interest expense. Interest expense increased by $0.3 million, or 591%, from $0.1 million in 2017 to $0.4 million in 2018. The increase in interest expense was attributable to us entering into the Loan and Security Agreement and drawing down on the first tranche of the term loan in June 2018 of $10.0 million and the second tranche of the term loan in December 2018 of $5.0 million.

Change in fair value of warrant liability. The change in fair value of warrant liability was $32,000 in 2017 and $0.1 million in 2018, reflecting an increase in the convertible preferred stock warrant liability of $0.2 million from changes to the Black-Scholes option pricing model assumptions used to value the warrant liability, partially offset by a decrease in the convertible preferred stock warrant liability of $0.1 million related to the expiration of 46,102 of our Series A-1 convertible preferred stock warrants in 2018.

Other income, net. Other income, net increased by $0.2 million, or 61%, from $0.4 million in 2017 to $0.6 million in 2018. The increase was primarily due to a $0.3 million increase in interest income on our cash, cash equivalents and short-term investments due to increases in interest rates on balances held in interest-earning instruments, partially offset by a $0.1 million increase in other expenses.

Income tax provision. Income tax provision increased by $12,000, or 46%, from $26,000 in 2017 to $38,000 in 2018. This increase was primarily due to an increase in foreign income tax expense.

Quarterly Results of Operations

The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2019. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our consolidated financial position and operating results for the quarters presented.

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
2019
Revenue	$14,312	$11,333	$10,012	$7,269
Loss from operations	(15,363)	(13,065)	(11,253)	(12,159)
Net loss	(14,745)	(12,957)	(10,608)	(12,792)
Net loss per share, basic and diluted	(0.49)	(0.46)	(0.38)	(1.37)
2018
Revenue	$5,062	$3,600	$2,279	$1,322
Loss from operations	(11,128)	(10,076)	(10,194)	(9,802)
Net loss	(11,223)	(10,178)	(10,107)	(9,594)
Net loss per share, basic and diluted	(6.23)	(5.73)	(5.79)	(5.63)

Liquidity and Capital Resources

Sources of liquidity

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, payments received from customers using our products and to a lesser extent proceeds from our debt financings. On March 11, 2019, we completed our initial public offering, including the underwriters’ full exercise of their over-allotment option, selling 6,555,000 shares of our common stock at $17.00 per share. Upon completion of our initial public offering, we received net proceeds of $99.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrent with the initial public offering, we issued 588,235 shares of common stock in our Private Placement for net proceeds of $10.0 million. On November 15, 2019, we completed a Follow-On Offering of 2,854,048 shares of our common stock, including 372,267 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $36.25 per share. Upon completion of our Follow-On Offering, we received net proceeds of $96.7 million, after deducting underwriting discounts and commissions and offering expenses.

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

Our future capital requirements will depend on many factors, including:

•	the cost, timing and results of our clinical trials and regulatory reviews;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish including any contract manufacturing arrangements;

•	the timing, receipt and amount of sales from our current and potential products;

•	the degree of success we experience in commercializing our products;

•	the emergence of competing or complementary technologies;

•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We believe that our cash, cash equivalents and short-term investments as of December 31, 2019 will be sufficient to fund our operations for at least the next 12 months from the date the audited consolidated financial statements are filed with the SEC. As of December 31, 2019, we had $195.3 million in cash, cash equivalents and short-term investments and an accumulated deficit of $178.0 million.

Debt obligations

Loan and Security Agreement. In February 2018, we entered into our Loan and Security Agreement with Silicon Valley Bank (“the Loan and Security Agreement”). The terms of the Loan and Security Agreement included a term loan of $15.0 million and a revolving line of credit of $2.0 million. The term loan is available in two tranches, of which the first tranche of $10.0 million was drawn down in June 2018 and the second tranche of $5.0 million was drawn down in December 2018. In connection with the execution of the Loan and Security Agreement, we issued Silicon Valley Bank a warrant to purchase 34,440 shares of our common stock, with a term of ten years. In April 2019, all of these common stock warrants were net exercised into 29,887 shares of common stock.

On February 11, 2020, we entered into the Amended Credit Facility to the Loan and Security Agreement, to refinance our existing term loan. The Amended Credit Facility provided us with a supplemental term loan in the amount of $16.5 million. We used $13.2 million of the proceeds from the supplemental term loan to repay in full all amounts due under the existing term loan and to pay related expenses. In addition, the Amended Credit Facility terminated the Company’s revolving line of credit.

The principal amount outstanding under the supplemental term loan accrues interest, payable monthly in arrears, at a floating per annum rate equal to the greater of (A) the Wall Street Journal prime rate minus 1.25% and (B) 3.50%. No principal payments are due on the supplemental term loan until June 30, 2021; provided that such interest only period shall be extended to December 31, 2021 if we achieve specified revenue milestones and shall be extended further to June 30, 2022 if we achieve specified revenue and regulatory milestones (the date that such interest only period ends, the “Amortization Date”). Following the Amortization Date, the principal amount of the supplemental term loan shall be due in equal monthly installments through the maturity date, December 1, 2023. There is also a final payment equal to 9.5% of the original principal amount of the supplemental term loan, or $1.6 million, due at maturity (or any earlier date of optional pre-payment or acceleration of principal due to an event of default). We may, at our option, prepay the supplemental term loan in full, subject to an additional prepayment fee ranging between 0% and 3% of the original principal amount of the supplemental term loan. The prepayment fee would also be due and payable in the event of an acceleration of the principal amount of the supplemental term loan due to an event of default.

The supplemental term loan is secured by all of the Company’s assets, excluding intellectual property and certain other assets. The supplemental term loan is subject to customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to stockholders, make investments and merge or consolidate with any other person or engage in transactions with affiliates, but is not subject to any financial covenants.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(48,107)	$(41,465)	$(30,347)
Cash used in investing activities	(59,543)	(174)	(2,232)
Cash provided by financing activities	208,052	29,809	33,687
Net increase (decrease) in cash, cash equivalents and restricted cash	$100,402	$(11,830)	$1,108

Operating activities

In 2019, cash used in operating activities was $48.1 million, attributable to a net loss of $51.1 million and a net change in our net operating assets and liabilities of $3.5 million, partially offset by non-cash charges of $6.5 million. Non-cash charges primarily consisted of $3.6 million in stock-based compensation, $1.3 million in depreciation and amortization, $0.9 million in amortization of right-of-use assets, $0.6 million in the change in fair value of our warrant liability, $0.4 million in amortization of debt issuance costs and $0.1 million of a loss due to the write down of fixed assets, partially offset by $0.5 million in accretion of discount on available-for-sale securities. The change in our net operating assets and liabilities was primarily due to a $6.8 million increase in inventory and $4.5 million increase in accounts receivable due to an increase in sales, a $0.8 million increase in prepaid expenses and other current assets and a $1.0 million decrease in lease liabilities. These changes were partially offset by a $9.6 million increase in accrued and other current liabilities and accounts payable resulting primarily from the expansion in our operating activities and accrued bonuses and commissions.

In 2018, cash used in operating activities was $41.5 million, attributable to a net loss of $41.1 million and a net change in our net operating assets and liabilities of $2.6 million, partially offset by non-cash charges of $2.3 million. Non-cash charges primarily consisted of $1.3 million in stock-based compensation, $0.7 million in depreciation and amortization and $0.2 million in amortization of debt issuance costs. The change in our net operating assets and liabilities was primarily due to a $2.6 million increase in inventory and $2.2 million increase in accounts receivable due to an increase in sales, and a $0.9 million increase in other assets from deferred offering costs. These changes were partially offset by a $3.1 million increase in accrued and other current liabilities and accounts payable resulting primarily from increases in our operating activities and accrued professional services fees.

In 2017, cash used in operating activities was $30.3 million, attributable to a net loss of $30.6 million and a net change in our net operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $1.5 million. Non-cash charges primarily consisted of $1.0 million in stock-based compensation and $0.5 million in depreciation. The change in our net operating assets and liabilities was primarily due to a $1.9 million increase in inventory for anticipated growth in our business, a $0.6 million increase in accounts receivable due to increase in sales, and a $0.4 million increase in prepaid expenses and other current assets. These changes were partially offset by a $1.6 million increase in accrued and other current liabilities and accounts payable resulting primarily from increases in our operating activities.

Investing activities

In 2019, cash used in investing activities was $59.5 million, attributable to the purchase of available-for-sale securities of $119.5 million and the purchase of property and equipment of $3.8 million, partially offset by proceeds from the maturity of available-for-sale investments of $63.8 million.

In 2018, cash used in investing activities was $0.2 million, attributable to the purchase of property and equipment of $2.0 million, partially offset by the maturity of available-for-sale investments of $1.8 million.

In 2017, cash used in investing activities was $2.2 million, attributable to purchases of investments of $17.7 million and purchase of property and equipment of $0.4 million, partially offset by maturity of available-for-sale investments of $15.9 million.

Financing activities

In 2019, cash provided by financing activities was $208.1 million, attributable to net proceeds of $100.5 million received in the IPO in March 2019, net proceeds of $96.9 million from our Follow-On Offering in November 2019, net proceeds of $10.0 million from the concurrent Private Placement in March 2019, and proceeds of $2.2 million from stock option exercises and $0.1 million from warrant exercises. These changes were offset by payments of our term loan of $1.7 million.

In 2018, cash provided by financing activities was $29.8 million, attributable to proceeds of $15.0 million from borrowings on the Loan and Security Agreement, net proceeds of $14.9 million from the issuance of our Series D convertible preferred stock and proceeds from stock option exercises and warrant exercises of $0.5 million, partially offset by deferred offering cost payments of $0.6 million.

In 2017, cash provided by financing activities was $33.7 million, attributable to net proceeds of $34.9 million from the issuance of our Series C convertible preferred stock and proceeds from stock option exercises and warrant exercises of $0.3 million, partially offset by the principal payment of our term loan of $1.6 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$18,998	$1,292	$4,349	$5,166	$8,191
Debt, principal and interest(2)	14,789	7,000	7,789	—	—
Total	$33,787	$8,292	$12,138	$5,166	$8,191

(1)

In December 2019, we entered into a lease for office and laboratory space in two buildings located in Santa Clara, California. The lease term for the first building began in December 2019 and the lease term for the second building will begin in September 2022. Operating lease obligations in the above table includes lease expense for both buildings.

(2)

In June 2018 and December 2018, we borrowed $10.0 and $5.0 million, respectively, pursuant to a term loan under the Loan and Security Agreement. The term loan matures in December 2021. Principal payments associated with the term loan are included in the above table. Interest expense incurred on the term loan is included in the above table based on obligations outstanding and rates effective as of December 31, 2019, including a final one-time payment of $1.0 million in December 2021. In February 2020, we refinanced the term loan that provides us with a supplemental term loan in the amount of $16.5 million. We used $13.2 million of the proceeds from our new supplemental term loan to repay in full all amounts due under the existing term loan and to pay related expenses. Refer to Note 13 for details on our refinancing.

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

While our significant accounting policies are more fully described in the Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue recognition

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective method. The adoption of ASC 606 did not have a material effect on our revenue recognition.

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

Under agreements with our customers, we generally provide for the use of an IVL generator and connector cable at no charge to facilitate the use of our IVL catheters. These agreements do not contain contractually enforceable minimum commitments and are generally cancellable by either party with 30 days’ notice.

Accrued research and development costs

We accrue liabilities for estimated costs of R&D activities conducted by our third-party service providers, which include the conduct of preclinical and clinical studies. We record the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities on the consolidated balance sheet and within R&D expense on the consolidated statements of operations and comprehensive loss.

We accrue for these costs based on factors, such as estimates of the work completed and budget provided and in accordance with agreements established with our third-party service providers. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Recent Accounting Pronouncements

Please refer to Note 2 to our consolidated financial statements appearing under Part 2, Item 8 for a discussion of new accounting standards updates that may impact us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and short-term investments as of December 31, 2019 consist of $195.3 million in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments.

As of December 31, 2019, we had $13.8 million in variable rate debt outstanding. In February 2020, we refinanced the term loan that provides us with a supplemental term loan in the amount of $16.5 million. We used $13.2 million of the proceeds from our new supplemental term loan to repay in full all amounts due under the existing term loan and to pay related expenses. The supplemental term loan requires monthly repayments of principal starting as early as June 2021, subject to a contingent deferral if certain milestones are met. The supplemental term loan matures on December 1, 2023 and accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5%. Interest rate was 3.50% as of the date of the amendment.

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars and Euros. For the years ended December 31, 2019 and 2018, approximately 27% and 26% of our product revenue, respectively, was denominated in Euros. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates could result in a change in fair value of $1.2 million and $0.2 million in foreign currency cash and accounts receivable as of December 31, 2019 and 2018, respectively. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ShockWave Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShockWave Medical, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Jose, California

March 12, 2020

SHOCKWAVE MEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,045	$39,643
Short-term investments	56,304	—
Accounts receivable, net	7,377	2,850
Inventory	12,074	5,131
Prepaid expenses and other current assets	1,897	1,112
Total current assets	216,697	48,736
Operating lease right-of-use assets	8,825	—
Property and equipment, net	4,910	2,619
Other assets	1,506	2,066
TOTAL ASSETS	$231,938	$53,421
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,790	$1,487
Term notes, current portion	6,667	1,667
Accrued liabilities	13,777	6,217
Lease liability, current portion	774	—
Total current liabilities	24,008	9,371
Lease liability, noncurrent portion	8,125	—
Term notes, noncurrent portion	7,152	13,383
Convertible preferred stock warrant liability	—	313
Other liabilities	—	136
TOTAL LIABILITIES	39,285	23,203
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value; 5,000,000 and 229,098,987 shares authorized as of December 31, 2019 and 2018; nil and 18,670,328 shares issued and outstanding as of December 31, 2019 and 2018	—	152,806
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—
Common stock, $0.001 par value; 281,274,838 and 325,000,000 shares authorized as of December 31, 2019 and 2018; 31,446,787 and 1,824,852 shares as of December 31, 2019 and 2018 issued and outstanding	31	2
Additional paid-in capital	370,561	4,275
Accumulated other comprehensive income	35	—
Accumulated deficit	(177,974)	(126,865)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	192,653	(122,588)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,938	$53,421

The accompanying notes are an integral part of these consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product revenue	$42,927	$12,263	$1,719
Operating expenses:
Cost of product revenue	17,159	7,250	2,836
Research and development	32,853	22,698	17,963
Sales and marketing	30,620	17,536	6,363
General and administrative	14,134	5,979	5,422
Total operating expenses	94,766	53,463	32,584
Loss from operations	(51,839)	(41,200)	(30,865)
Interest expense	(944)	(401)	(58)
Change in fair value of warrant liability	(609)	(52)	(32)
Other income, net	2,345	589	366
Net loss before taxes	(51,047)	(41,064)	(30,589)
Income tax provision	62	38	26
Net loss	$(51,109)	$(41,102)	$(30,615)
Unrealized gain (loss) on available-for-sale securities	35	1	(1)
Total comprehensive loss	$(51,074)	$(41,101)	$(30,616)
Net loss per share, basic and diluted	$(2.14)	$(23.39)	$(19.71)
Shares used in computing net loss per share, basic and diluted	23,904,828	1,757,102	1,553,365

The accompanying notes are an integral part of these consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—December 31, 2016	14,605,589	$102,180	1,555,510	$2	$1,315	$—	$(55,148)	$(53,831)
Issuance of Series C convertible preferred stock, net of issuance costs of $93	2,840,504	34,907	—	—	—	—	—	—
Exercise of Series A-1 warrants	63,952	382	—	—	—	—	—	—
Exercise of stock options	—	—	71,522	—	139	—	—	139
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Vesting of early exercised options	—	—	—	—	51	—	—	51
Stock-based compensation	—	—	—	—	965	—	—	965
Net loss	—	—	—	—	—	—	(30,615)	(30,615)
Balance—December 31, 2017	17,510,045	137,469	1,627,032	2	2,470	(1)	(85,763)	(83,292)
Issuance of Series D convertible preferred stock, net of issuance costs of $80	1,090,608	14,920	—	—	—	—	—	—
Exercise of Series A-1 warrants	69,675	417	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	104	—	—	104
Exercise of stock options	—	—	197,820	—	326	—	—	326
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Vesting of early exercised options	—	—	—	—	78	—	—	78
Stock-based compensation	—	—	—	—	1,297	—	—	1,297
Net loss	—	—	—	—	—	—	(41,102)	(41,102)
Balance — December 31, 2018	18,670,328	152,806	1,824,852	2	4,275	—	(126,865)	(122,588)
Exercise of common stock warrants for cash	—	—	50,331	—	110	—	—	110
Issuance of common stock upon net exercise of warrants	—	—	180,952	—	133	—	—	133
Conversion of preferred stock to common stock upon initial public offering	(18,670,328)	(152,806)	18,670,328	18	152,788	—	—	152,806
Conversion of Series A-1 warrants to common stock warrants upon initial public offering	—	—	—	—	789	—	—	789
Issuance of common stock in connection with initial public offering, net of issuance costs of $11.5 million	—	—	6,555,000	7	99,917	—	—	99,924
Issuance of common stock in connection with private placement	—	—	588,235	1	9,999	—	—	10,000
Issuance of common stock in connection with public offering, net of issuance costs of $6.8 million	—	—	2,854,048	3	96,674	—	—	96,677
Exercise of stock options	—	—	723,155	—	2,206	—	—	2,206
Vesting of early exercised options	—	—	—	—	27	—	—	27
Stock-based compensation	—	—	—	—	3,646	—	—	3,646
Adjustment for fractional shares resulting from reverse stock split	—	—	(114)	—	(3)	—	—	(3)
Unrealized gain on available-for-sale securities	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(51,109)	(51,109)
Balance — December 31, 2019	—	$—	31,446,787	$31	$370,561	$35	$(177,974)	$192,653

The accompanying notes are an integral part of these consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,109)	$(41,102)	$(30,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337	700	468
Stock-based compensation	3,646	1,297	965
Amortization of right-of-use assets	944	—	—
Accretion of discount on available-for-sale securities	(543)	—	—
Loss on write down of fixed assets	67	31	38
Change in fair value of warrant liability	609	52	32
Amortization of debt issuance costs	436	206	18
Changes in operating assets and liabilities:
Accounts receivable	(4,527)	(2,211)	(594)
Inventory	(6,824)	(2,608)	(1,863)
Prepaid expenses and other current assets	(785)	(144)	(373)
Other assets	41	(917)	—
Accounts payable	1,272	360	249
Accrued and other current liabilities	8,339	2,773	1,328
Lease liabilities	(1,010)	—	—
Other liabilities	—	98	—
Net cash used in operating activities	(48,107)	(41,465)	(30,347)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(119,476)	—	(17,707)
Proceeds from maturities of available-for-sale securities	63,750	1,807	15,900
Purchase of property and equipment	(3,817)	(1,981)	(425)
Net cash used in investing activities	(59,543)	(174)	(2,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	100,547	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	14,920	34,907
Proceeds from issuance of common stock in private placement	10,000	—	—
Issuance of common stock in public offering, net of issuance costs	96,856	—	—
Proceeds from term loans	—	14,988	—
Payment of deferred offering costs	—	(626)	—
Proceeds from stock option exercises	2,206	426	139
Proceeds from warrant exercises	110	101	198
Principal payment of term loan	(1,667)	—	(1,557)
Net cash provided by financing activities	208,052	29,809	33,687
Net increase (decrease) in cash, cash equivalents and restricted cash	100,402	(11,830)	1,108
Cash, cash equivalents and restricted cash at beginning of period	40,093	51,923	50,815
Cash, cash equivalents and restricted cash equivalents at end of period	$140,495	$40,093	$51,923
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$534	$156	$40
Income tax paid	$120	$5	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on conversion of convertible preferred stock	$152,806	$—	$—
Issuance of Series A-1 convertible preferred stock on net exercise of warrants	$—	$316	$—
Deferred offering cost included in account payable and accrued liabilities	$—	$893	$—
Offering cost included in account payable and accrued liabilities	$179	$—	$—
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$789	$—	$—
Right-of-use asset obtained in exchange for lease liability	$6,948	$—	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$52	$55	$58
Issuance of common stock warrants in connection with debt financing	$—	$104	$—
Transfer of fixed assets to inventory	$119	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ShockWave Medical, Inc.

Notes to Consolidated Financial Statements

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

Initial Public Offering

On March 11, 2019, the Company completed an initial public offering (“IPO”) of its common stock. As part of the IPO, the Company issued and sold 6,555,000 shares of its common stock, which included 855,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. The Company received net proceeds of approximately $99.9 million from the IPO, after deducting underwriters’ discounts and commissions. Prior to the completion of the IPO, all shares of Series A, A-1, B, C and D convertible preferred stock then outstanding were converted into 18,670,259 shares of common stock on a one-to-one basis.

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

Public Offering

On November 15, 2019, the Company completed an underwritten public offering (“Follow-On Offering”) of  2,854,048 shares of its common stock, including 372,267 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $36.25 per share. The Company received net proceeds of $96.7 million from the Follow-On Offering after deducting underwriters’ discounts and commissions.

Reverse Stock Split

In February 2019, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 12.2-for-one basis (the “Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, convertible preferred stock, warrants to purchase common stock, warrants to purchase convertible preferred stock, options to purchase common stock, early exercised options, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The number of shares of the Company’s common stock contained in the consolidated financial statements includes fractional shares resulting from the Reverse Stock Split, aggregating to 45 whole shares of common stock and 69 whole shares of preferred stock as of December 31, 2018, which fractional shares were settled in cash in fiscal 2019.

Liquidity

As of December 31, 2019, the Company had cash, cash equivalents and short-term investments of $195.3 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and short-term investments as of December 31, 2019, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the valuation of inventory, the fair value of common stock, the fair value of preferred stock warrant liabilities, the fair value of stock options, recoverability of the Company’s net deferred tax assets, and related valuation allowance and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$139,045	$39,643
Restricted cash	1,450	450
Total cash, cash equivalents, and restricted cash	$140,495	$40,093

Restricted cash as of December 31, 2019 and 2018 relates to letters of credit established for leases entered into in May 2018 and December 2019 and is recorded as other assets on the consolidated balance sheets.

Short-Term Investments

Short-term investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase are classified as current based on their availability for use in current operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments and trade receivables. Risks associated with cash, cash equivalents and restricted cash are mitigated by banking with creditworthy institutions and the Company’s investments have investment grade ratings when purchased. The Company performs ongoing evaluations of its customers and generally does not require collateral.

Concentration of Customers

For the years ended December 31, 2019 and 2018, no customer accounted for 10% of the Company’s revenue. There was one customer which accounted for 11% of the Company’s accounts receivable as of December 31, 2019. There were no customers which accounted for more than 10% of the Company’s accounts receivable as of December 31, 2018.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoice value, net of any allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of customers and individual customer circumstances. The allowance for doubtful accounts was $194,000 as of December 31, 2019 and the Company recognized accounts receivable write-offs in the amount of $3,400 for the year ended December 31, 2019. The allowance for doubtful accounts was $76,000 as of December 31, 2018 and the Company recognized accounts receivable write-offs in the amount of $1,000 for the year ended December 31, 2018.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Inventory costs include direct materials, direct labor and normal manufacturing overhead. Prior to achieving normal capacity, excess capacity costs are expensed in cost of product revenue as period costs. Finished goods that are used for research and development are expensed as consumed. Provisions for slow-moving, excess or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration or quality issues.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The Company has not identified any such impairment losses to date.

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

Revenue

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. The adoption of this standard did not have a cumulative effect on opening accumulated deficit as of January 1, 2018, as the timing and measurement of revenue recognition is materially the same under ASC 606 as it was under the prior guidance.

The Company records product revenue primarily from the sale of its IVL catheters. The Company sells its products to hospitals, primarily through direct sales representatives, as well as through distributors in selected international markets. Additionally, a significant portion of the Company’s revenue is generated through a consignment model under which inventory is maintained at hospitals.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Research and Development Costs

Research and development costs, including new product development, regulatory compliance, and clinical research are expensed as incurred.

Accrued Research and Development Costs

The Company accrues liabilities for estimated costs of research and development activities conducted by its third-party service providers, which include the conduct of preclinical and clinical studies. The estimated costs of research and development activities are recorded based upon the estimated amount of services provided but not yet invoiced, and these costs are included in accrued liabilities on the consolidated balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss.

These costs are accrued for based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with third-party service providers. Significant judgments and estimates are made in determining the accrued liabilities balance in each reporting period. Accrued liabilities are adjusted as actual costs become known. There have not been any material differences between accrued costs and actual costs incurred since the Company’s inception.

Stock-Based Compensation

The Company accounts for share-based payments at fair value. The fair value of stock options is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis, over the vesting period. The Company accounts for forfeitures as they occur.

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

For its long-term operating lease, the Company recognized a right-of-use asset and a lease liability on its consolidated balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. The Company is authorized to make matching contributions but has not made such contributions for the years ended December 31, 2019 and 2018.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Foreign Currency

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical rates, and revenue and expenses are remeasured at average exchange rates during the period. There were net foreign currency transaction gains of $56,000 for the year ended December 31, 2019 and net foreign currency transaction losses of $46,000 for the year ended December 31, 2018.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. The unvested portion of early exercised stock options are excluded from the computation of weighted-average shares as the continuing vesting of such shares is contingent on the holders’ continued service to the Company. Since the Company was in a loss position for the period presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of provision for income taxes.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one segment.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.

Upon adoption of Topic 842, on January 1, 2019, the Company recorded operating right-of-use assets of $2.9 million and operating lease liabilities of $3.0 million and derecognized the deferred rent liability of $0.1 million. Results for the year ended December 31, 2019 are presented under Topic 842. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company will adopt Topic 326 on January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to the guidance in ASC 740.  This ASU is effective for fiscal periods beginning after December 15, 2020.  The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

3. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$43,245	$—	$—	$43,245
Money market funds	29,386	—	—	29,386
Reverse repurchase agreements	—	10,000	—	10,000
Commercial paper	—	6,958	—	6,958
Corporate bonds	—	8,096	—	8,096
Total assets	$72,631	$25,054	$—	$97,685

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$21,680	$—	$—	$21,680
Total assets	$21,680	$—	$—	$21,680
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$313	$313
Total liabilities	$—	$—	$313	$313

The change in the fair value of the warrant liability is summarized below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning Balance	$313	$577	$729
Expiration of warrants, included in change in fair value of warrant liability	—	(133)	—
Net exercise of warrants	(133)	—	—
Exercise of warrants	—	(316)	(184)
Change in fair value of warrant liability	609	185	32
Conversion of Series A preferred stock warrants to common stock warrants upon the closing of the IPO	(789)	—	—
Balance at December 31, 2019	$—	$313	$577

The valuation of the Company’s convertible preferred stock warrant liability contains unobservable inputs that reflect the Company’s own assumptions for which there is little, if any, market activity for at the measurement date. Accordingly, the Company’s convertible preferred stock warrant liability is measured at fair value on a recurring basis using unobservable inputs and are classified as Level 3 inputs, and any change in fair value is recognized as change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss.

The fair value of the warrants, which were converted to common stock warrants upon the closing of the IPO in March 2019, was determined using the Black-Scholes option pricing model and the following assumptions:

	December 31,
	2019	2018
Expected term (in years)	5.3	5.5
Expected volatility	43.9%	42.8%
Risk-free interest rate	2.5%	2.9%
Expected dividend yield	0%	0%

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments:

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$43,219	$27	$(1)	$43,245
Money market funds	29,386	—	—	29,386
Reverse repurchase agreements	10,000	—	—	10,000
Commercial paper	6,958	—	—	6,958
Corporate bonds	8,087	9	—	8,096
Total	$97,650	$36	$(1)	$97,685
Reported as:
Cash equivalents				$41,381
Short-term investments				56,304
Total				$97,685

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$21,680	$—	$—	$21,680
Total	$21,680	$—	$—	$21,680
Reported as:
Cash equivalents				$21,680
Total				$21,680

At December 31, 2019, the remaining contractual maturities for available-for-sale securities were less than one year. For the years ended December 31, 2019 and 2018, the Company recognized no material realized gains or losses on cash equivalents and short-term investments.

5. Balance Sheet Components

Inventory

Inventory consists of the following:

	December 31,
	2019	2018
	(in thousands)
Raw material	$2,501	$1,084
Work in progress	1,364	634
Finished goods	6,642	2,313
Consigned inventory	1,567	1,100
Total inventory	$12,074	$5,131

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Equipment	$3,759	$2,321
Equipment on loan to customers	1,495	786
Office furniture	76	90
Software	97	76
Leasehold improvements	1,329	764
Construction in progress	553	236
Property and equipment, gross	7,309	4,273
Less accumulated depreciation and amortization	(2,399)	(1,654)
Total property and equipment, net	$4,910	$2,619

Depreciation and amortization expense amounted to $1.3 million, $0.7 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Assets

Other assets consist of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred offering costs	$—	$1,519
Restricted cash	1,450	450
Other	56	97
Total other assets	$1,506	$2,066

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued employee compensation	$8,139	$3,135
Accrued research and development costs	3,090	1,115
Accrued professional services	804	1,391
Other	1,744	576
Total accrued liabilities	$13,777	$6,217

6. Commitments and Contingencies

Operating Leases

The Company’s lease for office space located in Fremont, California expired on September 30, 2019.

In May 2018, the Company entered into a new lease agreement for office and laboratory space which consists of approximately 35,000 square feet located in Santa Clara, California. The lease term commenced in September 2018 and ends in August 2022. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.5 million, which is secured by restricted cash recorded as other assets on the consolidated balance sheets. In connection with the lease, the Company has an operating lease right-of-use asset of $1.9 million as of December 31, 2019 and an aggregate lease liability of $2.1 million on its consolidated balance sheet. The remaining lease term is two years and eight months.

In December 2019, the Company entered into a lease for office and laboratory space in two buildings located in Santa Clara, California (the “Betsy Ross Lease”). The purpose and effect of the lease agreement is to extend the existing Santa Clara office and laboratory premises of 35,000 square foot to approximately 85,200 square feet of rentable space. The Santa Clara lease entered in May 2018 will continue in its existing terms (and with no changes to its terms, including its base rent) until its expiration on August 31, 2022, at which point the leased space under the May 2018 lease will become subject to the terms of the Betsy Ross Lease. The initial term of the first building in the Betsy Ross Lease began in December 2019 and is for 96 months, with an option by the Company to extend for an additional five years on one or both of the buildings. The base rent of part of the premises for the first building shall be abated for the first 19 months, and the second floor of the same premises shall be abated for the first four months. The landlord provided the Company with a tenant improvement allowance of up to $1.8 million. In connection with the Betsy Ross Lease, the Company provided an initial security deposit of $1.0 million in the form of a letter of credit, which is secured by restricted cash recorded as other assets on the consolidated balance sheets. While this amount will increase to $1.5 million on September 1, 2022 when the office and laboratory space of the lease entered into in May 2018 is added to the Betsy Ross Lease, the letter of credit will be reduced annually from and after September 1, 2022 until the Betsy Ross Lease’s expiration. In connection with the first building lease, the Company has recorded an operating lease right-of-use asset of $6.8 million as of December 31, 2019 and an aggregate lease liability of $6.7 million on its consolidated balance sheet. The remaining lease term is seven years and eleven months.

The Company also leases vehicles for use by employees. In connection with the vehicle leases, the Company has an operating lease right-of-use asset of $115,000 as of December 31, 2019 and an aggregate lease liability of $115,000 on its consolidated balance sheet. The weighted average remaining lease term is two years and four months.

The weighted average incremental borrowing rate used to measure the operating lease liability is 6.97%.

Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following are minimum future rental payments owed under these agreements which commenced as of December 31, 2019:

(in thousands)
2020	$1,292
2021	1,941
2022	2,063
2023	1,498
2024	1,546
Thereafter	4,826
Total minimum lease payments	$13,166
Less: imputed interest	(4,267)
Total lease liability	$8,899

The following are minimum future rental payments owed for the second building under the Betsy Ross Lease which has not yet commenced as of December 31, 2019:

(in thousands)
2020	$—
2021	—
2022	345
2023	1,044
2024	1,078
Thereafter	3,365
Total minimum lease payments	$5,832

Operating lease cost for the year ended December 31, 2019 was $1.2 million. Rent expense for the years ended December 31, 2018 and 2017 was $0.9 million and $0.4 million, respectively.

7. Term Notes

2014 Loan and Security Agreement

In June 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “2014 Loan and Security Agreement”), under which a total of $4.0 million was borrowed. The Company made monthly payments of principal and interest through the maturity date of October 1, 2017, and a one-time payment of $0.2 million on the maturity date of the loan. All the borrowings under the 2014 Loan and Security Agreement were fully repaid as of December 31, 2017.

In connection with the 2014 Loan and Security Agreement, the Company issued warrants to purchase shares of the Company’s Series A-1 convertible preferred stock. Upon issuance, the fair value of the warrants was recorded as a debt discount. The debt discount was amortized to interest expense, net over the repayment period of the loan. During the year ended December 31, 2017, amortization of debt discount was $0.1 million.

Loan and Security Agreement

In February 2018, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”). The terms of the Loan and Security Agreement included a term loan of $15.0 million and a revolving line of credit of $2.0 million. The term loan was available in two tranches, of which the first tranche of $10.0 million was funded in June 2018 and the second tranche of $5.0 million was funded in December 2018. The Company has not drawn down on its revolving line of credit as of December 31, 2019.

The term loan matures in December 2021, with interest-only monthly payments until September 2019. The interest-only period will extend through December 2019 if certain financing milestones are met. The term loan accrues interest at a floating per annum rate equal to the greater of the Wall Street Journal prime rate minus 1.75% and 2.75% (5.87% as of December 31, 2019). There is a final payment equal to 6.75% of the original aggregate principal amount, or $1.0 million, of the term loan advances, which will be accrued over the term of the loan using the effective-interest method.

The line of credit matures in February 2021 and accrues interest at the Wall Street Journal prime rate.

In connection with the execution of the Loan and Security Agreement, the Company issued warrants to purchase 34,440 shares of the Company’s common stock. Upon issuance, the fair value of the warrants of $0.1 million was recorded as a debt issuance cost. The debt issuance cost will be amortized to interest expense, net over the repayment period of the loan.

During the years ended December 31, 2019 and 2018, the Company recorded interest expense related to the Loan and Security Agreement of $0.5 million and $0.2 million, respectively. Debt discount amortized as interest expense was $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

The term loan is secured by all of the Company’s assets, excluding intellectual property and certain other assets. The loan contains customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but does not include any financial covenants.

Long-term debt and net premium balances are as follows:

	December 31,
	2019	2018
	(in thousands)
Principal amount of term note	$13,334	$15,000
Net premium associated with accretion of final payment, issuance of common stock warrants, and other debt issuance costs	485	50
Term note, current and noncurrent	13,819	15,050
Less term note, current portion	(6,667)	(1,667)
Term note, noncurrent portion	$7,152	$13,383

Future minimum payments of principal and estimated payments of interest on the Company’s outstanding variable rate borrowings as of December 31, 2019 are as follows:

Year ending December 31:	(in thousands)
2020	$7,000
2021	7,789
Total future payments	14,789
Less amounts representing interest	(442)
Less final payment	(1,013)
Total principal amount of term note payments	$13,334

See Note 13 for the Company’s amendment to the Loan and Security Agreement.

8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO, 18,670,259 shares of outstanding convertible preferred stock converted into 18,670,259 shares of common stock. As discussed in Note 1, the fractional shares resulting from the Reverse Stock Split, aggregating to 45 whole shares of common stock and 69 whole shares of convertible preferred stock were settled in cash in fiscal 2019.

Preferred Stock

The Company’s amended and restated certificate of incorporation, which became effective upon the completion of the IPO, authorizes 5,000,000 shares of preferred stock, of which no shares were issued or outstanding as of December 31, 2019.

The convertible preferred stock as of December 31, 2018 consisted of the following:

	December 31, 2018
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
	(in thousands, except share amounts)
Series A	19,280,722	1,580,387	$4,226	$4,473
Series A-1	51,874,893	4,197,138	14,054	12,996
Series B	64,777,331	5,309,617	39,877	40,000
Series C	79,209,457	6,492,578	79,729	80,000
Series D	13,956,584	1,090,608	14,920	15,000
	229,098,987	18,670,328	$152,806	$152,469

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

In February 2018, in connection with the execution of a Loan and Security Agreement with Silicon Valley Bank for a term loan and revolving line of credit, the Company issued warrants to purchase shares of the Company’s common stock. In April 2019, all of these common stock warrants were net exercised into 29,887 shares of common stock.

The key terms of the outstanding common stock warrants are summarized in the following table:

	Warrants Outstanding December 31, 2019	Warrants Outstanding December 31, 2018	Exercise Price	Expiration
Related party common stock warrants	—	141,778	$2.196	May 2025
Common stock warrants issued in connection with the Loan and Security Agreement	—	34,440	$4.026	February 2028
Total common stock warrants	—	176,218

9. Stock-Based Compensation

Total stock-based compensation was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of product revenue	$268	$67	$46
Research and development	943	235	185
Sales and marketing	972	294	130
General and administrative	1,463	701	604
Total stock-based compensation	$3,646	$1,297	$965

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.08	6.08	6.08
Expected volatility	42.4%-42.9%	40.8%-41.9%	45.6%
Risk-free interest rate	2.4%-2.6%	2.5%-3.1%	1.9%-2.2%
Expected dividend yield	0%	0%	0%

The fair value of each stock option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The Company’s historical share option exercise information is limited due to a lack of sufficient data points, and did not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

Expected Volatility—Since the Company has limited trading history for its common stock due to its short trading history, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Yield—The expected dividend yield is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

The Company has elected to recognize forfeitures of share-based payment awards as they occur.

2009 Equity Incentive Plan and 2019 Equity Incentive Plan

On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”) under which the Board may issue stock options to employees, directors and consultants.

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

The Board has the authority to determine to whom options will be granted, the number of shares, the term and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board. Options granted under the Plan have a term of up to 10 years and generally vest over a 4 year period with a straight-line vesting and a 25% one year cliff. As of December 31, 2019, the Company had reserved 1,421,674 shares of common stock for issuance under the 2019 Plan.

Stock Options

Activity under the 2009 Plan and 2019 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2016	887,885	1,365,934	$1.95		$2,011
Awards authorized	1,352,677	—
Options granted	(1,974,589)	1,974,589	3.42
Options exercised	—	(71,522)	1.95
Options cancelled	160,397	(160,397)	2.44
Balance, December 31, 2017	426,370	3,108,604	$2.81	$8.03	$3,647
Awards authorized	691,503	—
Options granted	(1,015,963)	1,015,963	5.25
Options exercised	—	(197,820)	2.20
Options cancelled	290,389	(290,389)	3.42
Balance, December 31, 2018	392,299	3,636,358	$3.54	$7.79	$11,267
Awards authorized	2,000,430	—
Options expired	(287,600)	—
Options granted	(442,858)	442,858	14.69
Options exercised	—	(722,242)	3.10
Options cancelled	41,973	(41,973)	3.85
Balance, December 31, 2019	1,704,244	3,315,001	$5.08	$7.28	$128,744
Vested and exercisable, December 31, 2019		1,741,614	$3.31	$6.41	$70,721
Vested and expected to vest, December 31, 2019		3,315,001	$5.08	$7.28	$128,744

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $6.58, $2.56, and $1.59 per share, respectively. The total grant date fair value of options vested was $1.9 million, $1.6 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, total unrecognized stock-based compensation related to unvested stock options was $4.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

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

RSU activity under the 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2018	—	$—
RSUs granted	288,170	38.28
RSUs forfeited	(5,600)	40.01
RSUs vested	(1,666)	59.79
Balance, December 31, 2019	280,904	$38.12
The total grant date fair value of RSUs vested for the year ended December 31, 2019 was $0.1 million. There were no RSUs granted prior to 2019. As of December 31, 2019, there was $9.5 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 3.5 years.

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $255,000 of stock-based compensation expense related to the ESPP for the year ended December 31, 2019.

Year Ended December 31,
2019
Expected term (in years)	0.5
Expected volatility	76.93%
Risk-free interest rate	1.89%
Expected dividend yield	0%

10. Income Taxes

The following table presents income (loss) before income taxes for the periods presented:

	December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(51,179)	$(41,145)	$(30,654)
Foreign	132	81	65
Total loss before income taxes	$(51,047)	$(41,064)	$(30,589)

Current income tax provision consists of the following:

	December 31,
	2019	2018	2017
	(in thousands)
Domestic	$—	$3	$1
Foreign	62	35	25
Total current income tax provision	$62	$38	$26

The components of the deferred tax assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryovers	$49,862	$28,834
Fixed and intangible assets	450	837
Accruals and reserves	1,619	761
Stock-based compensation	780	132
Research and development credits	2,336	1,716
Contributions	20	14
Lease liability	2,135	—
Total deferred tax assets	57,202	32,294
Less valuation allowance	(55,085)	(32,294)
Gross deferred tax assets	2,117	—
Deferred tax liabilities:
Right-of-use-assets	(2,117)	—
Gross deferred tax liabilities	(2,117)	—
Total net deferred tax assets	$—	$—

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Income tax benefit at federal statutory rate	$(10,720)	$(8,624)	$(10,404)
State and local income taxes net of federal tax benefit	(9)	3	1
Foreign tax rate differential	35	11	(3)
Change in valuation allowance	14,470	8,497	(522)
Stock-based compensation	(3,403)	123	309
R&D tax credits	(354)	(313)	(222)
Other	43	341	109
Federal rate change (pursuant to the Tax Cuts and Jobs Act of 2017)	—	—	10,758
Total current income tax provision	$62	$38	$26

Due to the uncertainties surrounding the realization of deferred assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets. The valuation allowance increased by $22.8 million, $10.0 million and $0.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company had net operating loss carryforwards available to reduce future federal, California and other state income of $180.3 million, $40.4 million and $153.5 million, respectively. The federal net operating loss carryforwards of $80.7 million and $99.6 million begin expiring in 2030 and never expire respectively, the California net operating loss carryforwards begin expiring in 2031 and other state net operating loss carryforwards begin expiring in various years, starting in 2029.

As of December 31, 2019, the Company had research and development credit carryforwards of $2.8 million for federal income tax purposes and $2.4 million for California state income tax purposes available to reduce future taxable income, if any. The federal research and development credit carryforwards expire beginning 2032 and California credits can be carried forward indefinitely.

Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership change provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

Legislation enacted in 2017, informally known as the Tax Cuts and Jobs Act (“TCJA”), reduces the top U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, allows for immediate expensing of fixed asset additions beginning after September 27, 2017, and creates new taxes on certain foreign sourced earnings. In 2017, the Company was not subject to a one-time transition tax as no foreign accumulated earnings and profits existed. As a result of the signing of the TCJA, the Company recorded a $10.1 million reduction as of December 31, 2017, due to remeasurement of its deferred tax assets along with a corresponding reduction of its valuation allowance.

Subsequent to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed companies to record provisional amounts related to the effects of the TCJA during a measurement period not to extend beyond one year of the enactment date. The accounting for the tax effects of the TCJA has been completed as of December 31, 2018 and was not material to income tax expense for the year then ended.

The Company has adopted the approach of recording the consequences of the global intangible low-taxed income (“GILTI”) provisions of the TCJA as period costs when incurred effective for periods beginning after December 31, 2017.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$1,896	$893	$688
Additions based on tax positions related to prior years	—	394	—
Additions based on tax positions related to current years	690	609	205
Balance at end of year	$2,586	$1,896	$893

If recognized, gross unrecognized tax benefits would not have an impact on the Company’s effective tax rate due to the Company’s full valuation allowance position. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of gross unrecognized tax benefits will change significantly in the next twelve months. The Company is subject to taxation in the United States and in Germany. The Company files federal, California, and various other state income tax returns. The Company is not currently under examination by any income tax authorities. The federal and California statute of limitations remains open for three and four years, respectively, from the date of utilization of any net operating loss or credits.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the income tax provision as necessary. The Company determined that no accrual for interest and penalties was required as of December 31, 2019.

11. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	December 31,
	2019	2018	2017
	(in thousands)
Convertible preferred stock on an as-converted basis	—	18,670,328	17,510,045
Common stock options issued and outstanding	3,315,001	3,636,358	3,108,604
Restricted stock units	280,904	—	—
Early exercised options subject to future vesting	—	13,422	11,603
Convertible preferred stock warrants	—	54,903	183,162
Common stock warrants	—	176,218	141,778
Total	3,595,905	22,551,229	20,955,192

12. Segment and Geographic Information

The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$22,699	$7,022	$969
Germany	3,402	1,393	597
Rest of Europe	14,097	3,516	143
All other countries	2,729	332	10
Product revenue	$42,927	$12,263	$1,719

As of December 31, 2019, the Company’s long-lived assets are all held in the United States.

13. Subsequent Events

In February 2020, the Company entered into a First Amendment to its Loan and Security Agreement (the “Amended Credit Facility”) to refinance its existing term loan. Under the Amended Credit Facility, the existing revolving line of credit of $2.0 million was terminated and the $20,000 termination fee was waived. The Amended Credit Facility provides the Company with a supplemental term loan in the amount of $16.5 million. The Company used $13.2 million of the proceeds from the supplemental term loan to repay in full all amounts due under the existing term loan and to pay related expenses. The principal amount outstanding under the supplemental term loan accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5%. The supplemental term loan matures on December 1, 2023. The Amended Credit Facility provides an interest-only payments period through either (a) June 30, 2021, if the Company does not achieve a certain financial performance target on or before June 30, 2021 (“Performance Milestone One”), or (b) December 31, 2021, if the Company achieves Performance Milestone One but does not achieve both of a certain regulatory milestone and a certain financial performance target on or before December 31, 2021 (“Performance Milestone Two”) or (c) until June 30, 2022, if the Company achieves both Performance Milestones. The additional final payment for the Amended Credit Facility is $1.6 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Financial Statements: The financial statements included in “Index to Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K

2. Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-38829	3.3	March 12, 2019
3.2	Amended and Restated Bylaws	8-K	001-38829	3.4	March 12, 2019
4.1	Specimen Common Stock Certificate	S-1	333-229590	4.1	February 8, 2019
4.2	Amended and Restated Investors’ Rights Agreement, between the Registrant and the investors listed on Exhibit A thereto	S-1	333-229590	4.2	February 8, 2019
4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Sublease Agreement by and between the Registrant and Benvenue Medical, Inc. for facilities at 5403 Betsy Ross Drive, Santa Clara, California, dated May 7, 2018	S-1	333-229590	10.1	February 8, 2019
10.2*	Lease Agreement by and between the Registrant and Betsy Ross Property, LLC for facilities at 5403 and 5353 Betsy Ross Drive, Santa Clara, California, dated December 13, 2019
10.3†	2009 Equity Incentive Plan, and forms of Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-229590	10.3	February 8, 2019
10.4†	2019 Equity Incentive Plan and form of Stock Option Agreement	S-1/A	333-229590	10.4	February 25, 2019
10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-38829	10.1	August 6, 2019
10.6†	Employee Stock Purchase Plan	S-1/A	333-229590	10.5	February 25, 2019
10.7†	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-229590	10.6	February 8, 2019
10.8†	Offer Letter with Douglas Godshall	S-1	333-229590	10.7	February 8, 2019
10.9†	Separation Pay Agreement with Douglas Godshall	10-Q	001-38829	10.1	November 8, 2019
10.10†	Offer Letter with Dan Puckett	S-1	333-229590	10.8	February 8, 2019
10.11†	Offer Letter with Isaac Zacharias	S-1	333-229590	10.9	February 8, 2019

10.12†	Form of Separation Pay Agreement for Executive Officers (other than CEO)	10-Q	001-38829	10.2	November 8, 2019
10.13†	Non-Employee Director Compensation Policy	S-1/A	333-229590	10.11	February 25, 2019
10.14	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated February 26, 2018	S-1	333-229590	10.10	February 8, 2019
10.15*	First Amendment to Loan and Security Agreement
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2*	Certification of Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShockWave Medical, Inc.

Date: March 12, 2020	By:	/s/ Douglas Godshall
Douglas Godshall
President, Chief Executive Officer & Director (principal executive officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Godshall and Dan Puckett, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Godshall	President, Chief Executive Officer & Director	March 12, 2020
Douglas Godshall	(principal executive officer)

/s/ Dan Puckett	Chief Financial Officer	March 12, 2020
Dan Puckett	(principal financial and accounting officer)

/s/ C. Raymond Larkin, Jr.	Chairman & Director	March 12, 2020
C. Raymond Larkin, Jr.

/s/ F.T. “Jay” Watkins	Director	March 12, 2020
F.T. Watkins

/s/ Antoine Papiernik	Director	March 12, 2020
Antoine Papiernik

/s/ Colin Cahill	Director	March 12, 2020
Colin Cahill

/s/ Frederic Moll, M.D.	Director	March 12, 2020
Frederic Moll

/s/ Laura Francis	Director	March 12, 2020
Laura Francis