Form 10-Q
period 2020-03-31
Shockwave Medical, Inc.
filed 2020-05-13
CIK 1642545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-38829

Shockwave Medical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0494101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5403 Betsy Ross Drive Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 279-4262

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of securities	Trading symbol(s)	Name of each national exchange and principal U.S. market for the securities
Shockwave Medical, Inc., common stock, par value $0.001 per share	SWAV	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of May 6, 2020, the registrant had 31,860,263 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about:

•

the impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on sales, expenses, supply chain, manufacturing, research and development activities, clinical trials and employees;

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

These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2020	December 31, 2019
		(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,111	$139,045
Short-term investments	47,278	56,304
Accounts receivable, net	7,811	7,377
Inventory	15,921	12,074
Prepaid expenses and other current assets	3,485	1,897
Total current assets	197,606	216,697
Operating lease right-of-use assets	8,495	8,825
Property and equipment, net	13,084	4,910
Other assets	1,553	1,506
TOTAL ASSETS	$220,738	$231,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,150	$2,790
Term notes, current portion	—	6,667
Accrued liabilities	15,826	13,777
Lease liability, current portion	787	774
Total current liabilities	18,763	24,008
Lease liability, noncurrent portion	8,077	8,125
Term notes, noncurrent portion	16,126	7,152
TOTAL LIABILITIES	42,966	39,285
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	32	31
Additional paid-in capital	374,386	370,561
Accumulated other comprehensive income	103	35
Accumulated deficit	(196,749)	(177,974)
TOTAL STOCKHOLDERS’ EQUITY	177,772	192,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,738	$231,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product revenue	$15,197	$7,269
Cost of revenue:
Cost of product revenue	5,651	3,072
Gross profit	9,546	4,197
Operating expenses:
Research and development	11,890	7,484
Sales and marketing	10,411	5,871
General and administrative	6,224	3,001
Total operating expenses	28,525	16,356
Loss from operations	(18,979)	(12,159)
Interest expense	(277)	(245)
Change in fair value of warrant liability	—	(609)
Other income, net	504	221
Net loss before taxes	(18,752)	(12,792)
Income tax provision	23	7
Net loss	$(18,775)	$(12,799)
Unrealized gain on available-for-sale securities	68	—
Total comprehensive loss	$(18,707)	$(12,799)
Net loss per share, basic and diluted	$(0.59)	$(1.37)
Shares used in computing net loss per share, basic and diluted	31,644,041	9,364,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shockwave Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2019	—	$—	31,446,787	$31	$370,561	$35	$(177,974)	$192,653
Exercise of stock options	—	—	356,128	1	1,112	—	—	1,113
Unrealized gain on available-for- sale securities	—	—	—	—	—	68	—	68
Issuance of common stock under employee stock purchase plan	—	—	24,691	—	842	—	—	842
Stock-based compensation	—	—	—	—	1,871	—	—	1,871
Net loss	—	—	—	—	—	—	(18,775)	(18,775)
Balance — March 31, 2020	—	$—	31,827,606	$32	$374,386	$103	$(196,749)	$177,772

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance — December 31, 2018	18,670,328	$152,806	1,824,852	$2	$4,275	$—	$(126,865)	$(122,588)
Exercise of common stock warrants for cash	—	—	50,331	—	110	—	—	110
Issuance of common stock upon net exercise of warrants	—	—	101,744	—	133	—	—	133
Conversion of preferred stock to common stock upon initial public offering	(18,670,328)	(152,806)	18,670,328	18	152,788	—	—	152,806
Conversion of Series A-1 warrants to common stock warrants upon initial public offering	—	—	—	—	789	—	—	789
Issuance of common stock in connection with initial public offering, net of issuance costs of $11.3 million	—	—	6,555,000	7	100,132	—	—	100,139
Issuance of common stock in connection with private placement	—	—	588,235	1	9,999	—	—	10,000
Exercise of stock options	—	—	80,515	—	169	—	—	169
Vesting of early exercised options	—	—	—	—	18	—	—	18
Stock-based compensation	—	—	—	—	412	—	—	412
Settlement of fractional shares resulting from reverse stock split	—	—	(114)	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	(12,799)	(12,799)
Balance — March 31, 2019	—	$—	27,870,891	$28	$268,822	$—	$(139,664)	$129,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,775)	$(12,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426	255
Stock-based compensation	1,871	412
Amortization of right-of-use assets	369	249
Accretion of discount on available-for-sale securities	114	—
Loss on write down of fixed assets	—	19
Change in fair value of warrant liability	—	609
Amortization of debt issuance costs	153	104
Changes in operating assets and liabilities:
Accounts receivable	(434)	(1,089)
Inventory	(3,807)	(1,883)
Prepaid expenses and other current assets	(1,588)	(1,396)
Other assets	(47)	(19)
Accounts payable	(542)	369
Accrued and other current liabilities	(1,855)	991
Lease liabilities	(74)	(237)
Net cash used in operating activities	(24,189)	(14,415)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(16,020)	—
Proceeds from maturities of available-for-sale securities	25,000	—
Purchase of property and equipment	(4,655)	(420)
Net cash provided by (used in) investing activities	4,325	(420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	—	102,977
Proceeds from issuance of common stock in private placement	—	10,000
Payments of offering costs	(179)	—
Principal payments of term loan	(1,111)	—
Net proceeds from term loan	3,265	—
Proceeds from stock option exercises	1,113	169
Proceeds from issuance of common stock under employee stock purchase plan	842	—
Proceeds from warrant exercises	—	110
Net cash provided by financing activities	3,930	113,256
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,934)	98,421
Cash, cash equivalents and restricted cash at beginning of period	140,495	40,093
Cash, cash equivalents and restricted cash equivalents at end of period	$124,561	$138,514
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$108	$132
Income tax paid	$—	$4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on conversion of convertible preferred stock	$—	$152,806
Common stock issued upon net exercise of warrants	$—	$133
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$—	$789
Deferred offering costs included in accounts payable and accrued liabilities	$—	$2,215
Right-of-use asset obtained in exchange for lease liability	$39	$73
Property and equipment purchases included in accounts payable and accrued liabilities	$4,036	$93
Transfer of fixed assets to inventory	$40	$—

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

Need for Additional Capital

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2020, the Company had an accumulated deficit of $196.7 million. Management expects to continue to incur additional substantial losses for the foreseeable future.

As of March 31, 2020, the Company had cash, cash equivalents and short-term investments of $170.4 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and short-term investments as of March 31, 2020, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities and the impact of the COVID-19 pandemic.

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. There are many uncertainties regarding the current COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, patients that would benefit from procedures utilizing the Company’s products, employees, suppliers, vendors, business partners and distribution channels. The capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain. Given the ongoing uncertainty of the scope and duration of the COVID-19 pandemic, the Company is currently unable to accurately estimate the scale and duration of the impact on its business, including procedure volumes, clinical activities and product development, and by extension the Company’s financial results.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of SEC regarding interim financial reporting.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted cash as of March 31, 2020 and December 31, 2019 relates to a letter of credit established for the Company’s office lease and is recorded as other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$123,111	$139,045
Restricted cash	1,450	1,450
Total cash, cash equivalents, and restricted cash	$124,561	$140,495

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

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss, except for credit-related impairment losses. The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary and if they are related to deterioration in credit risk. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. The Company also assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income, net. Effective January 1, 2020, any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to earnings through an allowance for credit losses. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in other income, net.

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

For products sold through direct sales representatives, control is transferred upon delivery to customers. For products sold to distributors internationally and products sold to customers that utilize stocking orders, control is transferred upon shipment or delivery to the customer’s named location, based on the contractual shipping terms. For consignment inventory, control is transferred at the time the IVL catheters are consumed in a procedure.

The Company generally provides for the use of an IVL generator and connector cable under an agreement to customers at no charge to facilitate use of the IVL catheters. These agreements do not contain contractually enforceable minimum commitments and are generally cancellable by either party with 30 days’ notice.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments. Unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded through earnings rather than to other comprehensive income. Credit losses relating to available-for-sale debt securities are now recorded through an allowance for credit losses. The adoption of this guidance did not result in a cumulative effect adjustment as of the date of the adoption.

In addition, Topic 326 also provides new guidance related to the measurement of expected credit losses on the Company’s allowance for bad debt for accounts receivable, which is estimated upon assessment of various factors including historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of the Company’s customers. During the three months ended March 31, 2020, the Company recorded an additional allowance for bad debt in response to an assessment of the evolving credit environment under the COVID-19 pandemic. The Company will continue to update its estimate of credit losses from accounts receivable in future periods in response to the uncertainties caused by the COVID-19 pandemic.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

3. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$36,267	$—	$—	$36,267
Money market funds	110,893	—	—	110,893
Commercial paper	—	10,968	—	10,968
Corporate bonds	—	5,043	—	5,043
Total assets	$147,160	$16,011	$—	$163,171

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$43,245	$—	$—	$43,245
Money market funds	29,386	—	—	29,386
Reverse repurchase agreements	—	10,000	—	10,000
Commercial paper	—	6,958	—	6,958
Corporate bonds	—	8,096	—	8,096
Total assets	$72,631	$25,054	$—	$97,685

The Company’s convertible preferred stock warrants were converted into common stock warrants upon the closing of an initial public offering of the Company’s common stock (“IPO”) in March 2019. The change in the fair value of the warrant liability for the three months ended March 31, 2019 is summarized below (in thousands):

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

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions:

March 31, 2019
Expected term (in years)	5.3
Expected volatility	43.9%
Risk-free interest rate	2.5%
Expected dividend yield	0%

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$36,160	$107	$—	$36,267
Money market funds	110,893	—	—	110,893
Commercial paper	10,968	—	—	10,968
Corporate bonds	5,047	—	(4)	5,043
Total	$163,068	$107	$(4)	$163,171
Reported as:
Cash equivalents				$115,893
Short-term investments				47,278
Total				$163,171

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$43,219	$27	$(1)	$43,245
Money market funds	29,386	—	—	29,386
Reverse repurchase agreements	10,000	—	—	10,000
Commercial paper	6,958	—	—	6,958
Corporate bonds	8,087	9	—	8,096
Total	$97,650	$36	$(1)	$97,685
Reported as:
Cash equivalents				$41,381
Short-term investments				56,304
Total				$97,685

The Company recognized no material gains or losses on its cash equivalents and short-term investments in the periods presented. As of March 31, 2020, the remaining contractual maturities for available-for-sale securities were less than one year.

5. Balance Sheet Components

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Raw material	$2,726	$2,501
Work in progress	2,044	1,364
Finished goods	9,532	6,642
Consigned inventory	1,619	1,567
Total inventory	$15,921	$12,074

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued employee compensation	$4,835	$8,139
Accrued asset purchases	4,377	—
Accrued research and development costs	4,100	3,090
Accrued professional services	1,361	804
Other	1,153	1,744
Total accrued liabilities	$15,826	$13,777

6. Term Notes

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

The term loan accrued interest at a floating per annum rate equal to the greater of the Wall Street Journal prime rate minus 1.75% and 2.75%. There was a final payment equal to 6.75% of the original aggregate principal amount, or $1.0 million, of the term loan advances, which was being accrued over the expected term of the loan using the effective-interest method.

In connection with the execution of the Loan and Security Agreement, the Company issued warrants to Silicon Valley Bank to purchase 34,440 shares of the Company’s common stock. Upon issuance, the fair value of the warrants of $0.1 million was recorded as a debt issuance cost. The debt issuance cost was being amortized to interest expense, net over the expected repayment period of the loan.

In February 2020, the Company entered into a First Amendment to its Loan and Security Agreement (the “Amended Credit Facility”) to refinance its existing term loan, which is accounted for as a modification of the Loan and Security Agreement. Under the Amended Credit Facility, the existing revolving line of credit of $2.0 million was terminated and the termination fee of less than $0.1 million was waived. The Amended Credit Facility provides the Company with a supplemental term loan in the amount of $16.5 million. The Company received net proceeds of $3.3 million, which reflects an additional $4.3 million in principal as of the date of the modification less the final balloon payment fee of $1.0 million. The principal amount outstanding under the supplemental term loan accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5% (3.5% as of March 31, 2020).

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

The additional final payment for the Amended Credit Facility is $1.6 million, which will be accrued over the term of the supplemental term loan using an effective interest rate that reflects the revised cash flows of the modified term loan.

During the three months ended March 31, 2020 and 2019, the Company recorded interest expense related to the Amended Credit Facility and Loan and Security Agreement of $0.1 million and $0.1 million, respectively. Debt discount amortized as interest expense was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

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

Long-term debt and net discount or premium balances are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Principal amount of term note	$16,500	$13,334
Net (discount) premium associated with accretion of final payment, issuance of common stock warrants, and other debt issuance costs	(374)	485
Term note, current and noncurrent	16,126	13,819
Less term note, current portion	—	(6,667)
Term note, noncurrent portion	$16,126	$7,152

Future minimum payments of principal and estimated payments of interest on the Company’s outstanding variable rate borrowings as of March 31, 2020 are as follows:

Year ending December 31:	(in thousands)
2020 (remainder)	$441
2021	3,861
2022	6,961
2023	8,294
Total future payments	19,557
Less amounts representing interest	(1,489)
Less final payment	(1,568)
Total principal amount of term note payments	$16,500

7. Stock-Based Compensation

Total stock-based compensation was as follows:

	Three Months March 31,
	2020	2019
	(in thousands)
Cost of product revenue	$161	$27
Research and development	488	72
Sales and marketing	559	108
General and administrative	663	205
Total stock-based compensation	$1,871	$412

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Determination of Fair Value

The Company estimates the grant-date fair value of the Company’s option awards using the Black-Scholes option pricing model. The assumptions for the Black-Scholes model for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.08	6.08
Expected volatility	42.4%-42.9%	42.4%-42.9%
Risk-free interest rate	2.4%-2.6%	2.5%-2.6%
Expected dividend yield	0%	0%

2009 Equity Incentive Plan and 2019 Equity Incentive Plan

On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Board had the authority to issue stock options to employees, directors and consultants.

In February 2019, the Company adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective in connection with the IPO. As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2020, there were 2,660,928 shares available for issuance under the 2019 Plan.

Stock Options

Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2019	1,704,244	3,315,001	$5.08	7.28	$128,774
Awards authorized	943,345	—
Options exercised	—	(356,128)	3.12
Options cancelled	13,339	(13,339)	3.90
Balance, March 31, 2020	2,660,928	2,945,534	$5.33	7.33	$82,046
Vested and exercisable, March 31, 2020		1,637,003	$3.93	6.76	$47,876
Vested and expected to vest, March 31, 2020		2,945,534	$5.33	7.33	$82,046

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

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

RSU activity under the 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2019	280,904	$38.12
RSUs granted	445,205	42.14
RSUs forfeited	(3,700)	37.19
Balance, March 31, 2020	722,409	$40.60

Employee Share Purchase Plan (ESPP)

In February 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective as of March 6, 2019. The Company initially reserved 300,650 shares of common stock for purchase under the ESPP. Each offering to the employees to purchase stock under the ESPP will begin on each September 1 and March 1 and will end on the following February 28 or 29 and August 30, respectively. The first offering period began on September 1, 2019 and ended on February 29, 2020. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $191,000 of stock-based compensation expense related to the ESPP for the three months ended March 31, 2020. At March 31, 2020, a total of 590,407 shares were available for issuance under the ESPP

8. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2020	2019
Common stock options issued and outstanding	2,945,534	3,960,505
Restricted stock units	722,409	5,328
Common stock warrants	—	89,343
Total	3,667,943	4,055,176

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

9. Segment and Geographic Information

The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
United States	$7,769	$3,636
Germany	911	643
Rest of Europe	5,108	2,736
All other countries	1,409	254
Product revenue	$15,197	$7,269

As of March 31, 2020 and 2019, the Company’s long-lived assets were all held in the United States with the exception of certain equipment on loan to customers held internationally, which was not material as of each period end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth under “Special Note Regarding Forward-Looking Statements”, in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, our actual results could differ materially from the results described in, or implied, by those forward-looking statements.

Overview

We are a medical device company focused on developing and commercializing products intended to transform the way calcified cardiovascular disease is treated. We aim to establish a new standard of care for medical device treatment of atherosclerotic cardiovascular disease through our differentiated and proprietary local delivery of sonic pressure waves for the treatment of calcified plaque, which we refer to as intravascular lithotripsy (“IVL”). Our IVL system (our “IVL System”), which leverages our IVL technology (our “IVL Technology”), is a minimally invasive, easy-to-use and safe way to significantly improve patient outcomes. Our Shockwave M5 IVL catheter (“M5 catheter”) was CE-Marked in April 2018 and cleared by the U.S. Food and Drug Administration (“FDA”) in July 2018 for use in our IVL System for the treatment of peripheral artery disease (“PAD”). Our Shockwave C2 IVL catheter (“C2 catheter”), which we are currently marketing in Europe, was CE-Marked in June 2018 for use in our IVL System for the treatment of coronary artery disease (“CAD”). In August 2019, we received Breakthrough Device designation from the FDA for our C2 catheters using our IVL System for the treatment of CAD. The second version of our Shockwave S4 IVL catheter (“S4 catheter”) was cleared by the FDA in August 2019. We also have ongoing clinical programs across several products and indications, which, if successful, will allow us to expand commercialization of our products into new geographies and indications. Importantly, we are undertaking ongoing clinical trials of our C2 catheter intended to support a pre-market application (“PMA”) in the United States and a Shonin submission in Japan for the treatment of CAD. In October 2018, we received staged IDE approval for our DISRUPT CAD III global study. We began enrollment in the DISRUPT CAD III global study in 2019 and completed enrollment in April 2020. This study is designed to support U.S. PMA approval for our C2 catheters. We anticipate having final data from these ongoing clinical trials intended to support a U.S. launch of our C2 catheter in the first half of 2021 and a Japan launch in the first half of 2022.

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

We market our products to hospitals whose interventional cardiologists, vascular surgeons and interventional radiologists treat patients with PAD and CAD. We have dedicated meaningful resources to establish a direct sales capability in the United States, Germany, Austria and Switzerland, which we have complemented with distributors in 46 countries. We are actively expanding our international field presence through new distributors, additional sales and clinical personnel and are adding new U.S. sales territories.

For the three months ended March 31, 2020 and 2019, we generated product revenue of $15.2 million and $7.3 million, respectively, and a loss from operations of $19.0 million and $12.2 million, respectively. For the three months ended March 31, 2020 and 2019, 49% and 50%, respectively, of our product revenue was generated from customers located outside of the United States.

Impact of COVID-19 pandemic

The global COVID-19 pandemic presents significant risks to us and may have far reaching impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; manufacturing, distribution, marketing and sales operations; research and development activities, including clinical activities; and customer and patient behaviors.

Beginning in March 2020, the COVID-19 pandemic began impacting our operations and financial results. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at home or at their place of residence except as needed to maintain continuity of operations of federal critical infrastructure sectors. Our primary operations are located in Santa Clara, California. We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in manufacturing and limited support functions have continued to work from our Santa Clara office following appropriate hygiene and social distancing protocols. To reduce the risk to our employees and their families from potential exposure to COVID-19, all other staff in our Santa Clara office have been required to work from home. We have restricted non-essential travel to protect the health and safety of our employees and customers.

Moreover, beginning in March 2020, access to hospitals and other customer sites has been restricted to essential personnel, which has negatively impacted our ability to promote the use of our products with physicians. In addition, hospitals and other therapeutic centers have suspended many elective procedures, resulting in a significantly reduced volume of procedures using our products.

We are monitoring the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that we consider prudent to address the COVID-19 pandemic, including reducing spending, while ensuring that we can support our customers and continue to develop our products.

The ultimate extent of the impact of the COVID-19 pandemic on us is highly uncertain and will depend on future developments and factors that continue to evolve, most of which are outside of our control, and could exist for an extended period of time even after the pandemic might end.

Quarantines, shelter-in-place and similar government orders have also impacted and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

Components of Our Results of Operations

Product revenue

Product revenue is primarily from the sale of our IVL catheters.

We sell our products to hospitals, primarily through direct sales representatives, as well as through distributors in selected international markets. For products sold through direct sales representatives, control is transferred upon delivery to customers. For products sold to distributors internationally and products sold to customers that utilize stocking orders, control is transferred upon shipment or delivery to the customer’s named location, based on the contractual shipping terms. Additionally, a significant portion of our revenue is generated through a consignment model under which inventory is maintained at hospitals. For consignment inventory, control is transferred at the time the catheters are consumed in a procedure.

The COVID-19 pandemic reduced IVL catheter sales toward the end of the first quarter of 2020. While as a result of the uncertainties relating to COVID-19, it is difficult for us to forecast future IVL catheter sales, we expect the decrease in demand for our products to continue in the second quarter of 2020 as a result of the COVID-19 pandemic, which would result in lower sales volume for our second quarter of 2020 as compared to our first quarter of 2020.

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

Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of direct materials, product mix, geographic mix, discounting practices, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin percentage to increase over the long term to the extent we are successful in increasing our sales volume and are therefore able to leverage our fixed costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which, if successful, we believe will reduce costs and enable us to increase our gross margin percentage. While we expect gross margin percentage to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products and adopt new manufacturing processes and technologies. We expect a decrease in demand for our products in the second quarter of 2020 as a result of the COVID-19 pandemic, which would decrease gross margin percentage due to fixed costs being allocated over lower sales volume.

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

R&D costs are expensed as incurred. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products, enhance existing products and technologies and perform activities related to obtaining additional regulatory approvals. The increase in engineering and clinical expenditures may be partially offset in the near term by delayed clinical projects and streamlined product development due to COVID-19 cost reduction efforts.

Sales and marketing expenses

Sales and marketing expenses consist of personnel-related expenses, including salaries, benefits, sales commissions, travel and stock-based compensation. Other sales and marketing expenses consist of marketing and promotional activities, including trade shows and market research. We expect to continue to grow our sales force and increase marketing efforts as we continue commercializing products based on our IVL Technology. As a result, we expect sales and marketing expenses to increase in absolute dollars over the long term. However, we expect certain costs will decline in the second quarter of 2020, such as travel and related expenses, as a result of measures taken in response to the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other general and administrative expenses consist of professional services fees, including legal, audit and tax fees, insurance costs, outside consultant fees and employee recruiting and training costs. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance and investor relations. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods. These increases may be partially offset in the near term by measures taken to control discretionary items due to the COVID-19 pandemic.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table shows our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$15,197	$7,269	$7,928	109%
Cost of revenue:
Cost of product revenue	5,651	3,072	2,579	84%
Gross profit	9,546	4,197	5,349	127%
Operating expenses:
Research and development	11,890	7,484	4,406	59%
Sales and marketing	10,411	5,871	4,540	77%
General and administrative	6,224	3,001	3,223	107%
Total operating expenses	28,525	16,356	12,169	74%
Loss from operations	(18,979)	(12,159)	(6,820)	56%
Interest expense	(277)	(245)	(32)	13%
Change in fair value of warrant liability	—	(609)	609	(100)%
Other income, net	504	221	283	128%
Net loss before taxes	(18,752)	(12,792)	(5,960)	47%
Income tax provision	23	7	16	229%
Net loss	$(18,775)	$(12,799)	$(5,976)	47%

Product revenue

Product revenue increased by $7.9 million, or 109%, from $7.3 million during the three months ended March 31, 2019 to $15.2 million during the three months ended March 31, 2020. The increase was primarily due to an increase in the number of customers and an increase in purchase volume of our products both within the United States and internationally. We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the three months ended March 31, 2020 as compared to the three months March 31, 2019. The increase in product revenue was partially offset by a decrease in elective procedures utilizing our products due to the COVID-19 pandemic during the last three weeks of the quarter.

Product revenue consisted primarily of the sale of our IVL catheters. Product revenue, classified by the major geographic areas in which our products are shipped, was $7.8 million within the United States and $7.4 million for all other countries in the three months ended March 31, 2020 compared to $3.6 million within the United States and $3.7 million for all other countries in the three months ended March 31, 2019.

Cost of product revenue, gross profit and gross margin percentage

Cost of product revenue increased by $2.6 million, or 84%, from $3.1 million during the three months ended March 31, 2019 to $5.7 million during the three months ended March 31, 2020. The increase was primarily due to growth in sales volume. Gross margin percentage improved to 62.8% for the three months ended March 31, 2020, compared to 57.7% for the three months ended March 31, 2019. This change in gross margin percentage was primarily due to lower fixed costs per unit from increased sales volume of our IVL catheters and increased manufacturing efficiencies.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Compensation and personnel-related costs	$3,976	$2,713
Clinical-related costs	4,588	2,732
Facilities and other allocated costs	697	698
Outside consultants	499	530
Other research and development costs	2,130	811
Total research and development expenses	$11,890	$7,484

R&D expenses increased by $4.4 million, or 59%, from $7.5 million during the three months ended March 31, 2019 to $11.9 million during the three months ended March 31, 2020. The change was primarily due to a $1.9 million increase in clinical-related costs and a $1.3 million increase in compensation and personnel-related costs to support clinical trials. Clinical-related costs during the three months ended March 31, 2020, were primarily related to the CAD III, CAD IV and PAD III clinical trials. There was also a $1.1 million increase in software license expense related to R&D.

Sales and marketing expenses

Sales and marketing expenses increased by $4.5 million, or 77%, from $5.9 million during the three months ended March 31, 2019 to $10.4 million during the three months ended March 31, 2020. The change was primarily due to a $3.2 million increase in compensation and personnel-related costs, which included a $0.8 million increase in commission expense, as a result of increased headcount and increased sales of our products. There was also a $0.5 million increase in marketing and promotional expenses to support the commercialization of our products, a $0.5 million increase in travel related expense and a $0.3 million increase in facilities and other allocated costs due to increased rent and building expenditures.

General and administrative expenses

General and administrative expenses increased by $3.2 million, or 107%, from $3.0 million during the three months ended March 31, 2019 to $6.2 million during the three months ended March 31, 2020. The change was primarily due to a $1.1 million increase in legal fees, a $1.0 million increase in compensation and personnel-related costs, a $0.3 million increase in business insurance, a $0.2 million increase in recruiting and training expenses, a $0.2 million increase in expense associated with allowance for bad debt for accounts receivable, a $0.1 million increase in business taxes and a $0.1 million increase in other allocated costs due to increased rent and building expenditures.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, payments received from customers using our products and to a lesser extent proceeds from our debt financings. On March 11, 2019, we completed our initial public offering, including the underwriters’ full exercise of their over-allotment option, selling 6,555,000 shares of our common stock at $17.00 per share. Upon completion of our initial public offering, we received net proceeds of $99.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrent with the initial public offering, we issued 588,235 shares of common stock in a private placement for net proceeds of $10.0 million. On November 15, 2019, we completed a follow-on offering of 2,854,048 shares of our common stock, including 372,267 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $36.25 per share. Upon completion of our follow-on offering, we received net proceeds of $96.7 million, after deducting underwriting discounts and commissions and offering expenses.

On February 11, 2020, we entered into the Amended Credit Facility to the Loan and Security Agreement to refinance our existing term loan, which is accounted for as a modification. The Amended Credit Facility provided us with a supplemental term loan in the amount of $16.5 million. We received net proceeds of $3.3 million, which reflects an additional $4.3 million in principal as of the date of the modification less the final balloon payment fee of $1.0 million.

We believe that our cash, cash equivalents and short-term investments as of March 31, 2020 will be sufficient to fund our operations for at least the next 12 months from the date of this filing. As of March 31, 2020, we had $170.4 million in cash, cash equivalents and short-term investments and an accumulated deficit of $196.7 million.

We have a number of ongoing clinical trials, and expect to continue to make substantial investments in these trials and in additional clinical trials that are designed to provide clinical evidence of the safety and efficacy of our products. Although we have limited our hiring in response to the COVID-19 pandemic, as it is prudent to do so, we intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives. We also intend to continue expanding our international marketing programs to help facilitate further adoption among existing hospital accounts and physicians as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in R&D, regulatory affairs and clinical studies to develop future generations of products based on our IVL Technology, support regulatory submissions and demonstrate the clinical efficacy of our products. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

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

In addition, as a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues, extended payment terms on sales and increased cost of product revenue as a percentage of product revenue. Moreover, we are focused on ensuring that we have adequate supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain and, accordingly, we expect to continue to increase inventory during the second quarter of 2020 and beyond.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(24,189)	$(14,415)
Cash provided by (used in) investing activities	4,325	(420)
Cash provided by financing activities	3,930	113,256
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,934)	$98,421

Operating activities

During the three months ended March 31, 2020, cash used in operating activities was $24.2 million, attributable to a net loss of $18.8 million and a net change in our net operating assets and liabilities of $8.3 million, partially offset by non-cash charges of $2.9 million. Non-cash charges primarily consisted of $1.9 million in stock-based compensation, $0.4 million in depreciation and amortization, $0.4 million in amortization of right-of-use assets, $0.1 million in amortization of debt issuance costs, and $0.1 million in accretion of discount on available-for-sale securities. The change in our net operating assets and liabilities was primarily due to a $3.8 million increase in inventory and $0.4 million increase in accounts receivable due to an increase in sales, a $1.6 million increase in prepaid expenses and other current assets, a $1.9 million decrease in accrued and other current liabilities primarily due to bonus payout and a $0.5 million decrease in accounts payable.

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

Investing activities

During the three months ended March 31, 2020, cash provided by investing activities was $4.3 million, attributable to proceeds from maturities of available-for-sale investments of $25.0 million, partially offset by purchase of available-for-sale investments of $16.0 million and purchase of property and equipment of $4.7 million.

During the three months ended March 31, 2019, cash used in investing activities was $0.4 million, attributable to the purchase of property and equipment.

Financing activities

During the three months ended March 31, 2020, cash provided by financing activities was $3.9 million, attributable to net proceeds of $3.3 million from borrowings under new credit facility entered on February 11, 2020, proceeds of $1.1 million from stock option exercises and proceeds of $0.8 million from issuance of shares under our employee stock purchase plan, partially offset by principal payment on our term loan of $1.1 million.

During the three months ended March 31, 2019, cash provided by financing activities was $113.3 million, attributable to proceeds of $103.0 million from the IPO, net of issuance costs paid, net proceeds of $10.0 million from a private placement and proceeds from stock option exercises and warrant exercises of $0.3 million.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there have been no material changes to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we disclosed our critical accounting policies and the assumptions and estimates associated with the greatest potential impact on our consolidated financial statements in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended March 31, 2020, as a result of the COVID-19 pandemic, we believe that the assumptions and estimates associated with credit losses of accounts receivable and net realizable value of inventory associated with product shelf life and potential expiration may also have a material impact to our consolidated financial statements in future periods.

Accounts receivable – allowance for bad debt

We are exposed to credit losses through our receivables from customers. Our expected loss allowance methodology for receivables is developed using our historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of our customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon our assessment of expected credit losses for our receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and increased the overall reserve for credit losses by $0.2 million for the three months ended March 31, 2020. Due to uncertainties arising from the COVID-19 pandemic, we may need to make adjustments to this estimate in future periods.

Inventories – expiration risk

Inventories are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. We produce our IVL catheters at our facilities in Santa Clara, California. At the time of manufacture, our IVL catheters generally have a two-year shelf life prior to expiration. We maintain finished goods inventory at our facilities in Santa Clara, with our sales representatives and on consignment at hospital locations. Each reporting period, we update provisions for excess and obsolete inventory based on our estimates of forecast demand and, where applicable, product expiration. As of March 31, 2020, the substantial majority of our finished goods inventory had expiration dates in second half of 2021 or later. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and increased the provision for excess and obsolete inventory by $0.2 million for the three months ended March 31, 2020. Due to uncertainties arising from the COVID-19 pandemic, we may need to make adjustments to this estimate in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and short-term investments as of March 31, 2020 consisted of $170.4 million in bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of March 31, 2020, we had $16.5 million in variable rate debt outstanding. In February 2020, we refinanced the term loan that provides us with a supplemental term loan in the amount of $16.5 million. The supplemental term loan requires monthly repayments of principal starting as early as June 2021, subject to a contingent deferral if certain milestones are met. The supplemental term loan matures on December 1, 2023 and accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5%. The interest rate on the term loan was 3.5% as of March 31, 2020.

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars and Euros. For the three months ended March 31, 2020 and 2019, approximately 29% and 37% of our product revenue, respectively, was denominated in Euros. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates could result in a change in fair value of $0.7 million and $1.2 million in foreign currency cash and accounts receivable as of March 31, 2020 and December 31, 2019, respectively. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Petitions for inter partes review (“IPR”) of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091 (the “IPR Patents”), which are three of our issued U.S. patents that relate to our current IVL Technology, were filed in December 2018 at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc., one of our competitors. The PTAB instituted IPR proceedings for all three patents. Briefing has completed in the proceedings and the PTAB held oral hearings on April 15-16, 2020. The cases are now submitted and the PTAB is expected to issue a decision in each IPR in July 2020. The IPR proceedings could result in the loss or narrowing in scope of the IPR Patents, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. For more information regarding the risks presented by such proceedings, please see the section of our Annual Report on Form 10-K for the year ended December 31, 2019, titled “Risk Factors—Risks Related to Our Intellectual Property.”

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

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission on March 12, 2020, based on information currently known to us and recent developments since the such filing date. The matters discussed below should be read in conjunction with the risk factors set forth in our 2019 Annual Report. The risks and uncertainties that we face, however, are not limited to those described below and those set forth in the 2019 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations

The global COVID-19 pandemic presents significant risks to us, not all of which we are able to fully evaluate or even to foresee at the current time. The COVID-19 pandemic and related containment measures adversely affected our financial results and business operations for the quarter ended March 31, 2020, and are expected to continue to adversely impact our financial results and business operations.

The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak, the nature, extent and effectiveness of containment measures, the extent and duration of the effect on the economy, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic and containment measures have contributed to, among other things:

•	Adverse impacts on our daily business operations and our colleagues’ ability to perform necessary business functions, including as a result of illness or as a result of restrictions on movement.
•	Increased challenges in managing clinical trials and product development.
•	Decreased sales of our products as our hospital customers allocate resources to care of patients with COVID-19 and defer treatment of procedures utilizing our products.
•

Decreased utilization of our products as patients elect to defer treatment for procedures utilizing our products due to real or perceived concerns about the potential spread of COVID-19 in hospital settings.

•

Increased challenges in growing our customer base due to the elimination of travel and in-person meetings due to shelter-in-place measures and demands on hospital customers in managing COVID-19 concerns.

•

Diversion of time among our executive team on planning efforts to (i) manage the impacts of the COVID-19 pandemic on the our employees, including changes to manufacturing facilities, and efforts to better manage telecommuting among those employees able to do so, (ii) attempt to avoid supply-chain disruptions, and (iii) preserve liquidity, which could impact a variety of business operations.

•

Increased spending on our business continuity efforts for our headquarters and manufacturing operations, our supply chain, and readiness efforts for returning to our offices, which may in turn require that we further cut or defer costs and investments in other areas.

•	Increased risk of an information or cyber-security incident, fraud, a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work.

In addition to potentially amplifying the foregoing and the other risk factors described in our 2019 Annual Report, a prolonged or recurrent COVID-19 pandemic could result in the following, which would materially and adversely impact our business operations and financial results:

•	Material disruption of our supply of product components or ability to distribute our products, despite our efforts to manage potential supply-chain disruption.
•	An outbreak occurs at our headquarters and manufacturing operations for a sustained period of time, resulting in material business and manufacturing disruption.
•	Delays and disruptions of our research and development and product approval processes.

All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the our management and employees, manufacturing, distribution, marketing and sales operations, customer and patient behaviors, and on the overall economy and economic and social conditions generally. The scope and nature of these impacts, most of which are beyond the our control, continue to evolve and the outcomes are uncertain, and such impacts could exist for an extended period of time even after the pandemic might end.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Use of Proceeds from Public Offering of Common Stock.

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

The registration statements on Form S-1 (File No. 333-234640 and the registration statement on Form S-1 (File No. 333-234711) filed pursuant to Rule 462(b) relating thereto, each relating follow on public offering of shares of our common stock, became effective on November 15, 2019. The registration statement registered and offer 2,854,048 shares of its common stock, including 372,267 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $36.25 per share. We received net proceeds of $96.7 million from the follow-on offering after deducting underwriters’ discounts and commissions.

We maintain the funds received from our IPO and follow-on offering in an interest bearing account, pending their use. We are using and intend to continue using the net proceeds from our IPO and follow-on offering for sales and marketing activities to support the ongoing commercialization of our IVL System, including, but not limited to, the expansion of our sales force, additional medical affairs and educational efforts and the expansion of our international sales presence, for research and development and clinical studies and for working capital and general corporate purposes. We may also use a portion of the net proceeds of the IPO and follow-on offering for acquisitions or strategic transactions, though we have not entered into any agreements or commitments with respect to any specific transactions and have no understandings or agreements with respect to any such transactions at this time. There has been no material change in the actual or planned use of the proceeds from our IPO and follow-on offering from that described in the prospectuses, respectively, dated March 6, 2019 and November 14, 2019, filed with the SEC pursuant to Rule 424(b)(4).

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

Shockwave Medical, Inc.

Date: May 13, 2020	By:	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer

Date: May 13, 2020	By:	/s/ Dan Puckett
Dan Puckett
Chief Financial Officer