Form 10-Q
period 2020-09-30
Shockwave Medical, Inc.
filed 2020-11-10
CIK 1642545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 34,259,784 shares of common stock, $0.001 par value per share, outstanding.

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

These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in the section entitled “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2020	December 31, 2019
		(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,256	$139,045
Short-term investments	—	56,304
Accounts receivable, net	10,711	7,377
Inventory	28,868	12,074
Prepaid expenses and other current assets	3,033	1,897
Total current assets	257,868	216,697
Operating lease right-of-use assets	7,841	8,825
Property and equipment, net	13,282	4,910
Other assets	1,667	1,506
TOTAL ASSETS	$280,658	$231,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,972	$2,790
Term notes, current portion	1,650	6,667
Accrued liabilities	16,662	13,777
Lease liability, current portion	841	774
Total current liabilities	21,125	24,008
Lease liability, noncurrent portion	7,685	8,125
Term notes, noncurrent portion	14,801	7,152
TOTAL LIABILITIES	43,611	39,285
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	34	31
Additional paid-in capital	464,812	370,561
Accumulated other comprehensive income	—	35
Accumulated deficit	(227,799)	(177,974)
TOTAL STOCKHOLDERS’ EQUITY	237,047	192,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,658	$231,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$19,590	$11,333	$45,073	$28,615
Cost of revenue:
Cost of product revenue	5,277	4,401	14,520	11,606
Gross profit	14,313	6,932	30,553	17,009
Operating expenses:
Research and development	7,891	8,368	27,882	22,778
Sales and marketing	13,619	8,192	35,236	21,023
General and administrative	5,610	3,437	17,232	9,684
Total operating expenses	27,120	19,997	80,350	53,485
Loss from operations	(12,807)	(13,065)	(49,797)	(36,476)
Interest expense	(314)	(251)	(897)	(746)
Change in fair value of warrant liability	—	—	—	(609)
Other income, net	218	385	942	1,518
Net loss before taxes	(12,903)	(12,931)	(49,752)	(36,313)
Income tax provision	29	26	73	51
Net loss	$(12,932)	$(12,957)	$(49,825)	$(36,364)
Other comprehensive income (loss):
Unrealized gain/(loss) on available-for-sale securities	—	(18)	(14)	57
Adjustment for net gain realized and included in other income, net	(21)	—	(21)	—
Total other comprehensive income (loss)	(21)	(18)	(35)	57
Total comprehensive loss	$(12,953)	$(12,975)	$(49,860)	$(36,307)
Net loss per share, basic and diluted	$(0.38)	$(0.46)	$(1.53)	$(1.66)
Shares used in computing net loss per share, basic and diluted	34,078,726	28,085,821	32,631,715	21,886,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shockwave Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2019	—	$—	31,446,787	$31	$370,561	$35	$(177,974)	$192,653
Exercise of stock options	—	—	356,128	1	1,112	—	—	1,113
Issuance of common stock under employee stock purchase plan	—	—	24,691	—	842	—	—	842
Unrealized gain on available-for-sale securities	—	—	—	—	—	68	—	68
Stock-based compensation	—	—	—	—	1,871	—	—	1,871
Net loss	—	—	—	—	—	—	(18,775)	(18,775)
Balance — March 31, 2020	—	—	31,827,606	32	374,386	103	(196,749)	177,772
Exercise of stock options	—	—	137,178	—	480	—	—	480
Issuance of common stock in connection with public offering, net of issuance costs of $6.1 million	—	—	1,955,000	2	83,380	—	—	83,382
Issuance of common stock in connection with vesting of restricted stock units	—	—	41,229	—	—	—	—	—
Restricted stock units withheld in net settlement for tax	—	—	(15,456)	—	(616)	—	—	(616)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(82)	—	(82)
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Net loss	—	—	—	—	—	—	(18,118)	(18,118)
Balance — June 30, 2020	—	—	33,945,557	34	460,235	21	(214,867)	245,423
Exercise of stock options	—	—	254,523	—	993	—	—	993
Issuance of common stock under employee stock purchase plan	—	—	27,921	—	953	—	—	953
Offering cost related to the public offering	—	—	—	—	(14)	—	—	(14)
Issuance of common stock in connection with vesting of restricted stock units	—	—	12,775	—	—	—	—	—
Restricted stock units withheld in net settlement for tax	—	—	(4,611)	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	2,891	—	—	2,891
Net gain reclassified from accumulated other comprehensive income	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(12,932)	(12,932)
Balance — September 30, 2020	—	$—	34,236,165	$34	$464,812	$—	$(227,799)	$237,047

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

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,825)	$(36,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,361	854
Stock-based compensation	7,108	2,336
Amortization of right-of-use assets	1,105	739
Accretion of discount on available-for-sale securities	289	(542)
Loss on write down of fixed assets	97	90
Change in fair value of warrant liability	—	609
Amortization of debt issuance costs	478	322
Changes in operating assets and liabilities:
Accounts receivable	(3,334)	(2,701)
Inventory	(16,338)	(4,096)
Prepaid expenses and other current assets	(1,136)	(1,087)
Other assets	(161)	(1)
Accounts payable	(776)	884
Accrued and other current liabilities	2,841	4,169
Lease liabilities	(494)	(749)
Net cash used in operating activities	(58,785)	(35,537)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(16,020)	(106,347)
Proceeds from maturities of available-for-sale securities	72,000	32,300
Purchase of property and equipment	(9,846)	(2,287)
Net cash provided by (used in) investing activities	46,134	(76,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	—	100,547
Proceeds from issuance of common stock in private placement	—	10,000
Payments of offering costs	(179)	—
Proceed from issuance of common stock from public offering, net of issuance cost paid	83,368	—
Payments of taxes withheld on net settled vesting of restricted stock units	(862)	—
Principal payments of term loan	(1,111)	—
Net proceeds from term loan	3,265	—
Proceeds from stock option exercises	2,586	1,023
Proceeds from issuance of common stock under employee stock purchase plan	1,795	—
Proceeds from warrant exercises	—	110
Net cash provided by financing activities	88,862	111,680
Net increase in cash, cash equivalents and restricted cash	76,211	(191)
Cash, cash equivalents and restricted cash at beginning of period	140,495	40,093
Cash, cash equivalents and restricted cash equivalents at end of period	$216,706	$39,902
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$403	$420
Income tax paid	$22	$120
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on conversion of convertible preferred stock	$—	$152,806
Common stock issued upon net exercise of warrants	$—	$133
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$—	$789
Right-of-use asset obtained in exchange for lease liability	$121	$73
Property and equipment purchases included in accounts payable and accrued liabilities	$233	$204
Transfer of fixed assets to inventory	$197	$—

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

Need for Additional Capital

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2020, the Company had an accumulated deficit of $227.8 million. Management expects to continue to incur additional substantial losses for the foreseeable future.

As of September 30, 2020, the Company had cash and cash equivalents of $215.3 million, which are available to fund future operations. The Company believes that its cash and cash equivalents as of September 30, 2020, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities and the scope, duration and continuing impact of the COVID-19 pandemic.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

Restricted cash as of September 30, 2020 and December 31, 2019 relates to a letter of credit established for the Company’s office lease and is recorded as other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$215,256	$139,045
Restricted cash	1,450	1,450
Total cash, cash equivalents, and restricted cash	$216,706	$140,495

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

In the United States, the Company generally provides for the use of an IVL generator and connector cable under an agreement to customers at no charge to facilitate use of the IVL catheters. These agreements do not contain contractually enforceable minimum commitments and are generally cancellable by either party with 30 days’ notice.

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

In addition, Topic 326 also provides new guidance related to the measurement of expected credit losses on the Company’s allowance for bad debt for accounts receivable, which is estimated upon assessment of various factors including historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of the Company’s customers. During the nine months ended September 30, 2020, the Company recorded an additional allowance for bad debt in response to an assessment of the evolving credit environment under the COVID-19 pandemic. The Company will continue to update its estimate of credit losses from accounts receivable in future periods in response to the uncertainties caused by the COVID-19 pandemic.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

3. Financial Instruments and Fair Value Measurements

As of September 30, 2020, our cash equivalent investments consisted of money market funds with a fair value of $213.3 million, which are valued using level 1 inputs. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019:

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

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

4. Cash Equivalents and Short-Term Investments

As of September 30, 2020, our cash equivalent investments consisted of money market funds with a fair value of $213.3 million, with no unrealized gains or losses. The following is a summary of the Company’s cash equivalents and short-term investments as of December 31, 2019:

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

5. Balance Sheet Components

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Raw material	$5,030	$2,501
Work in progress	4,425	1,364
Finished goods	17,601	6,642
Consigned inventory	1,812	1,567
Total inventory	$28,868	$12,074

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Accrued employee compensation	$9,815	$8,139
Accrued asset purchases	660	—
Accrued research and development costs	3,449	3,090
Accrued professional services	1,271	804
Other	1,467	1,744
Total accrued liabilities	$16,662	$13,777

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

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

The term loan accrued interest at a floating per annum rate equal to the greater of (a) the Wall Street Journal prime rate minus 1.75% and (b) 2.75%. There was a final payment equal to 6.75% of the original aggregate principal amount, or $1.0 million, of the term loan advances, which was being accrued over the expected term of the loan using the effective-interest method.

In connection with the execution of the Loan and Security Agreement, the Company issued warrants to Silicon Valley Bank to purchase 34,440 shares of the Company’s common stock. Upon issuance, the fair value of the warrants of $0.1 million was recorded as a debt issuance cost. The debt issuance cost was being amortized to interest expense, net over the expected repayment period of the loan.

In February 2020, the Company entered into a First Amendment to its Loan and Security Agreement (the “Amended Credit Facility”) to, among other things, refinance its existing term loan, which is accounted for as a modification of the Loan and Security Agreement. Under the Amended Credit Facility, the existing revolving line of credit of $2.0 million was terminated and the termination fee of less than $0.1 million was waived. The Amended Credit Facility provides the Company with a supplemental term loan in the amount of $16.5 million. After repayment of the outstanding amount of the term loan, the Company received net proceeds of $3.3 million, which reflects an additional $4.3 million in principal as of the date of the modification less the final balloon payment fee of $1.0 million. The principal amount outstanding under the supplemental term loan accrues interest at a floating per annum rate equal to the greater of (a) the Prime Rate minus 1.25% and (b) 3.5%. The interest rate was 3.5% as of September 30, 2020.

The supplemental term loan matures on December 1, 2023. The Amended Credit Facility provides an interest-only payment period which will end on (a) June 30, 2021, if the Company’s revenue for the trailing 12-month period ended June 30, 2021 is not at least 75% of the Company’s projections; (b) December 31, 2021, if the Company achieves the financial performance target referred to in clause (a), but does not obtain premarket approval of the Company’s C2  catheters from the FDA by such date and/or the Company’s trailing 12-month revenue for the period ending December 31, 2021 is not at least 75% of the Company’s projections; or (c) June 30, 2022, if the Company achieves the milestones referred to in clauses (a) and (b).

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

Long-term debt and net discount or premium balances are as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
Principal amount of term note	$16,500	$13,334
Net (discount) premium associated with accretion of final payment, issuance of common stock warrants, and other debt issuance costs	(49)	485
Term note, current and noncurrent	16,451	13,819
Less term note, current portion	(1,650)	(6,667)
Term note, noncurrent portion	$14,801	$7,152

Future minimum payments of principal and estimated payments of interest on the Company’s outstanding variable rate borrowings as of September 30, 2020 are as follows:

Year ending December 31:	(in thousands)
2020 (remainder)	$146
2021	3,861
2022	6,961
2023	8,294
Total future payments	19,262
Less amounts representing interest	(1,194)
Less final payment	(1,568)
Total principal amount of term note payments	$16,500

7. Stock-Based Compensation

Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of product revenue	$162	$81	$303	$156
Research and development	631	307	1,769	582
Sales and marketing	913	288	2,309	597
General and administrative	1,140	430	2,727	1,001
Total stock-based compensation	$2,846	$1,106	$7,108	$2,336

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Stock-based compensation of $45,000 and $259,000 was capitalized into inventory for the three and nine months ended September 30, 2020, respectively. Stock-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.

Determination of Fair Value

The Company estimates the grant-date fair value of the Company’s option awards using the Black-Scholes option pricing model. During the nine months ended September 30, 2020, the Company granted no new options. The assumptions for the Black-Scholes model for the nine months ended September 30, 2019 were as follows:

Nine Months Ended September 30,
2019
Expected term (in years)	6.08
Expected volatility	42.4% - 42.9%
Risk-free interest rate	2.4% - 2.6%
Expected dividend yield	0%

2009 Equity Incentive Plan and 2019 Equity Incentive Plan

On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Board had the authority to issue stock options to employees, directors and consultants.

In February 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in connection with the IPO. As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January commencing on January 1, 2020 and ending on January 1, 2028, in an amount equal to three percent of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s Board of Directors. As of September 30, 2020, there were 2,685,328 shares available for issuance under the 2019 Plan.

Stock Options

Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2019	1,704,244	3,315,001	$5.08	7.28	$128,774
Awards authorized	943,345	—
Options exercised	—	(747,829)	3.46
Options forfeited	37,739	(37,739)	4.41
Balance, September 30, 2020	2,685,328	2,529,433	$5.57	6.96	$177,632
Vested and exercisable, September 30, 2020		1,620,762	$4.36	6.56	$115,785
Vested and expected to vest, September 30, 2020		2,529,433	$5.57	6.96	$177,632

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

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

RSU activity under the 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2019	280,904	$38.12
RSUs granted	601,183	44.69
RSUs vested	(54,004)	37.83
RSUs forfeited	(29,375)	41.36
Balance, September 30, 2020	798,708	$42.96

Employee Stock Purchase Plan

In February 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective as of March 6, 2019. The Company initially reserved 300,650 shares of common stock for purchase under the ESPP. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January commencing on January 1, 2020 and ending January 1, 2028, in an amount equal to one percent of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or such lesser number of shares as determined by the Company’s Board of Directors. At September 30, 2020, a total of 562,486 shares were available for issuance under the ESPP.

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $118,000 and $516,000 of stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2020, respectively. The Company recorded $64,000 of stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2019, respectively.

8. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	September 30,
	2020	2019
Common stock options issued and outstanding	2,529,433	3,658,436
Restricted stock units	798,708	226,550
Total	3,328,141	3,884,986

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

9. Segment and Geographic Information

The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
United States	$11,144	$6,246	$24,450	$15,054
Germany	1,185	873	2,921	2,389
Rest of Europe	5,592	3,428	13,807	9,473
All other countries	1,669	786	3,895	1,699
Product revenue	$19,590	$11,333	$45,073	$28,615

As of September 30, 2020 and 2019, the Company’s long-lived assets were all held in the United States with the exception of certain equipment on loan to customers held internationally, which was not material as of each period end.

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

Overview

We are a medical device company focused on developing and commercializing products intended to transform the way calcified cardiovascular disease is treated. We aim to establish a new standard of care for medical device treatment of atherosclerotic cardiovascular disease through our differentiated and proprietary local delivery of sonic pressure waves for the treatment of calcified plaque, which we refer to as intravascular lithotripsy (“IVL”). Our IVL system (our “IVL System”), which leverages our IVL technology (our “IVL Technology”), is a minimally invasive, easy-to-use and safe way to significantly improve patient outcomes. Our Shockwave M5 IVL catheter (“M5 catheter”) was CE-Marked in April 2018 and cleared by the U.S. Food and Drug Administration (“FDA”) in July 2018 for use in our IVL System for the treatment of peripheral artery disease (“PAD”). Our Shockwave C2 IVL catheter (“C2 catheter”), which we are currently marketing in select locations outside of the United States, was CE-Marked in June 2018 for use in our IVL System for the treatment of coronary artery disease (“CAD”). In August 2019, we received Breakthrough Device designation from the FDA for our C2 catheters using our IVL System for the treatment of CAD. The second version of our Shockwave S4 IVL catheter (“S4 catheter”), for the treatment of below the knee PAD, was cleared by the FDA in August 2019, and accepted by our EU notified body in May 2020.

We also have ongoing clinical programs across several products and indications, which, if successful, will allow us to expand commercialization of our products into new geographies and indications. Importantly, we have completed enrollment in clinical trials of our C2 catheter intended to support a pre-market application (“PMA”) in the United States and a Shonin submission in Japan for the treatment of CAD. In October 2018, we received staged IDE approval for our DISRUPT CAD III global study. We began enrollment in the DISRUPT CAD III global study in 2019 and completed enrollment in March 2020. This study is designed to support U.S. PMA approval for our C2 catheters. We have submitted CAD III data to the FDA to support PMA approval, with subsequent U.S. launch of our C2 catheter planned for the first half of 2021, subject to FDA approval.  We began enrollment in the DISRUPT CAD IV Japan study in 2019 and completed enrollment in April 2020.  We anticipate submitting CAD III and CAD IV data to support Shonin approval, with subsequent Japan launch planned for the first half of 2022, subject to applicable regulatory approvals.

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

We have adapted the use of lithotripsy to the cardiovascular field with the aim of creating what we believe can become the safest, most effective means of addressing the growing challenge of cardiovascular calcification. Lithotripsy has been used to successfully treat kidney stones (deposits of hardened calcium) for over 30 years. By integrating lithotripsy into a device that resembles a standard balloon catheter, physicians can prepare, deliver, and treat calcified lesions using a familiar form factor, without disruption to their standard procedural workflow. Our differentiated IVL System works by delivering shockwaves through the entire depth of the artery wall, modifying calcium in the medial layer of the artery, not just at the superficial most intimal layer. The shockwaves crack this calcium and enable the stenotic artery to expand at low pressures, thereby minimizing complications inherent to traditional balloon dilations, such as dissections or tears. Preparing the vessel with IVL facilitates optimal outcomes with other therapies, including stents and drug-eluting technologies. Using IVL also avoids complications associated with atherectomy devices such as dissection, perforation and embolism. When followed by an anti-proliferative therapy such as a drug-coated balloons or drug-eluting stents, the micro-fractures may enable better drug penetration into the arterial wall and improve drug uptake, thereby improving the effectiveness of the combination treatment.

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

For the three months ended September 30, 2020 and 2019, we generated product revenue of $19.6 million and $11.3 million, respectively, and a loss from operations of $12.8 million and $13.1 million, respectively. For the three months ended September 30, 2020 and 2019, 43% and 45%, respectively, of our product revenue was generated from customers located outside of the United States.

For the nine months ended September 30, 2020 and 2019, we generated product revenue of $45.1 million and $28.6 million, respectively, and a loss from operations of $49.8 million and $36.5 million, respectively. For the nine months ended September 30, 2020 and 2019, 46% and 47%, respectively, of our product revenue was generated from customers located outside of the United States.

Impact of the COVID-19 pandemic

The global COVID-19 pandemic presents significant risks to us and has had, and continues to have, far reaching impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors.

Access to many hospitals and other customer sites continues to be restricted to essential personnel, which negatively impacts our ability to promote the use of our products with physicians.  Additionally, many hospitals and other therapeutic centers have in the past suspended, and may suspend or continue to suspend in the future, many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior is impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where our customers are located.

Quarantines, shelter-in-place and similar government orders have also impacted and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in manufacturing and limited support functions have continued to work from our Santa Clara headquarters following appropriate hygiene and social distancing protocols. To reduce the risk to our employees and their families from potential exposure to COVID-19, all other staff in our Santa Clara headquarters have been required to work from home. We have restricted non-essential travel to protect the health and safety of our employees and customers.

We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that we consider prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve, including the ability of various regions to effectively manage COVID-19 and the extent of the continuing resurgence of COVID-19.  Most of these developments and factors are outside of our control and could exist for an extended period of time even after the pandemic might end.

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

The COVID-19 pandemic reduced sales of our IVL catheters during the second quarter of 2020 as compared to our sales in the first quarter of 2020. We saw an increase in sales volume in the third quarter of 2020 as opposed to the second quarter of 2020. However, we are continuing to monitor the impact of COVID-19 on our product sales and on elective procedures using our products in the U.S. and international markets where our products are sold, particularly given the resurgence of COVID-19 during the fourth quarter of 2020.

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

Our gross margin has been and will continue to be affected by a variety of factors; primarily production volumes, the cost of direct materials, product mix, geographic mix, discounting practices, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin percentage to increase over the long term to the extent we are successful in increasing our sales volume and are therefore able to leverage our fixed costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which, if successful, we believe will reduce costs and enable us to increase our gross margin percentage. While we expect gross margin percentage to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products and adopt new manufacturing processes and technologies. The impact of the COVID-19 pandemic on our sales and procedures using our products in the fourth quarter of 2020 remains uncertain.

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

Sales and marketing expenses

Sales and marketing expenses consist of personnel-related expenses, including salaries, benefits, sales commissions, travel and stock-based compensation. Other sales and marketing expenses consist of marketing and promotional activities, including trade shows and market research. We expect to grow our sales force and increase marketing efforts as we continue commercializing products based on our IVL Technology. As a result, we expect sales and marketing expenses to increase in absolute dollars over the long term. We expect certain costs will increase in the fourth quarter of 2020 as compared to the third quarter of 2020, such as travel and related expenses, to the extent sales personnel are able to visit customer hospitals. However, we are continuing to monitor the impact of COVID-19 on our sales and on elective procedures utilizing our products, and such impact in the fourth quarter of 2020 remains uncertain.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other general and administrative expenses consist of professional services fees, including legal, audit and tax fees, insurance costs, outside consultant fees and employee recruiting and training costs. In addition, we incur expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance and investor relations. As we continue to grow, we expect general and administrative expenses to increase in absolute dollars in future periods.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table shows our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$19,590	$11,333	$8,257	73%
Cost of revenue:
Cost of product revenue	5,277	4,401	876	20%
Gross profit	14,313	6,932	7,381	106%
Operating expenses:
Research and development	7,891	8,368	(477)	(6)%
Sales and marketing	13,619	8,192	5,427	66%
General and administrative	5,610	3,437	2,173	63%
Total operating expenses	27,120	19,997	7,123	36%
Loss from operations	(12,807)	(13,065)	258	(2)%
Interest expense	(314)	(251)	(63)	25%
Other income, net	218	385	(167)	(43)%
Net loss before taxes	(12,903)	(12,931)	28	(0)%
Income tax provision	29	26	3	12%
Net loss	$(12,932)	$(12,957)	$25	(0)%

Product revenue

Product revenue increased by $8.3 million, or 73%, from $11.3 million during the three months ended September 30, 2019 to $19.6 million during the three months ended September 30, 2020. The change was primarily due to an increase in the number of customers and an increase in purchase volume of our products both within the United States and internationally. We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Product revenue consisted primarily of the sale of our IVL catheters. Product revenue, classified by the major geographic areas in which our products are shipped, was $11.1 million within the United States and $8.5 million for all other countries in the three months ended September 30, 2020 compared to $6.2 million within the United States and $5.1 million for all other countries in the three months ended September 30, 2019.

Cost of product revenue, gross profit and gross margin percentage

Cost of product revenue increased by $0.9 million, or 20%, from $4.4 million during the three months ended September 30, 2019 to $5.3 million during the three months ended September 30, 2020. Gross margin percentage improved to 73.1% for the three months ended September 30, 2020, compared to 61.2% for the three months ended September 30, 2019. This change in gross margin percentage was primarily due to lower fixed costs per unit from increased in production volume of our IVL catheters and increased manufacturing efficiencies.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Compensation and personnel-related costs	$4,181	$3,316
Clinical-related costs	1,896	3,526
Material and supplies	556	580
Facilities and other allocated costs	621	494
Outside consultants	443	340
Other research and development costs	194	112
Total research and development expenses	$7,891	$8,368

R&D expenses decreased by $0.5 million, or 6%, from $8.4 million during the three months ended September 30, 2019 to $7.9 million during the three months ended September 30, 2020. The change was primarily due to a $1.6 million decrease in clinical-related costs due to the lifecycle of current clinical trials. This was partially offset by a $0.9 million increase in compensation and personnel-related costs due to increase in head count to support clinical trials during the three months ended September 30, 2020.

Sales and marketing expenses

Sales and marketing expenses increased by $5.4 million, or 66%, from $8.2 million during the three months ended September 30, 2019 to $13.6 million during the three months ended September 30, 2020. The change was primarily due to a $5.0 million increase in compensation and personnel-related costs, which includes a $1.9 million increase in commission expense, as a result of increased headcount and revenue in the third quarter of 2020.

General and administrative expenses

General and administrative expenses increased by $2.2 million, or 63%, from $3.4 million during the three months ended September 30, 2019 to $5.6 million during the three months ended September 30, 2020. The change was primarily due to a $1.4 million increase in compensation and personnel-related costs and a $0.5 million increase in professional services and consulting cost.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table shows our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$45,073	$28,615	$16,458	58%
Cost of revenue:
Cost of product revenue	14,520	11,606	2,914	25%
Gross profit	30,553	17,009	13,544	80%
Operating expenses:
Research and development	27,882	22,778	5,104	22%
Sales and marketing	35,236	21,023	14,213	68%
General and administrative	17,232	9,684	7,548	78%
Total operating expenses	80,350	53,485	26,865	50%
Loss from operations	(49,797)	(36,476)	(13,321)	37%
Interest expense	(897)	(746)	(151)	20%
Change in fair value of warrant liability	—	(609)	609	(100)%
Other income, net	942	1,518	(576)	(38)%
Net loss before taxes	(49,752)	(36,313)	(13,439)	37%
Income tax provision	73	51	22	43%
Net loss	$(49,825)	$(36,364)	$(13,461)	37%

Product revenue

Product revenue increased by $16.5 million, or 58%, from $28.6 million during the nine months ended September 30, 2019 to $45.1 million during the nine months ended September 30, 2020. The change was primarily due to an increase in the number of customers and an increase in purchase volume of our products both within the United States and internationally. We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Product revenue consisted primarily of the sale of our IVL catheters. Product revenue, classified by the major geographic areas in which our products are shipped, was $24.5 million within the United States and $20.6 million for all other countries in the nine months ended September 30, 2020 compared to $15.1 million within the United States and $13.5 million for all other countries in the nine months ended September 30, 2019.

Cost of product revenue and gross margin percentage

Cost of product revenue increased by $2.9 million, or 25% from $11.6 million during the nine months ended September 30, 2019 to $14.5 million during the nine months ended September 30, 2020. The increase was primarily due to growth in sales volume. Gross margin percentage improved to 67.8% for the nine months ended September 30, 2020, compared to 59.4% for the nine months ended September 30, 2019. This change in gross margin percentage was primarily due to lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to operations and production.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Compensation and personnel-related costs	$12,500	$9,202
Clinical-related costs	8,502	8,515
Material and supplies	1,855	1,546
Facilities and other allocated costs	2,033	1,769
Outside consultants	1,367	1,130
Other research and development costs	1,625	616
Total research and development expenses	$27,882	$22,778

R&D expenses increased by $5.1 million, or 22%, from $22.8 million during the nine months ended September 30, 2019 to $27.9 million during the nine months ended September 30, 2020. The change was primarily due to a $3.3 million increase in compensation and personnel-related costs due to an increase in headcount to support clinical trials. Clinical-related costs during the nine months ended September 30, 2020, were primarily related to the CAD III, CAD IV and PAD III clinical trials. There was also a $1.0 million increase in software license expense related to R&D, a $0.3 million increase in material and supplies, and a $0.3 million increase in other allocated costs due to increased rent and building expenditures.

Sales and marketing expenses

Sales and marketing expenses increased by $14.2 million, or 68%, from $21.0 million during the nine months ended September 30, 2019 to $35.2 million during the nine months ended September 30, 2020. The change was primarily due to a $12.2 million increase in compensation and personnel-related costs, which included a $3.7 million increase in commission expense, as a result of increased headcount and increased sales of our products. There was also a $0.7 million increase in facilities and other allocated costs due to increased rent and building expenditures, a $0.4 million increase in outside professional cost, a $0.4 million increase in general corporate expense, a $0.3 million increase marketing and promotional expenses to support the commercialization of our products and a $0.2 million increase in recruitment and training expense.

General and administrative expenses

General and administrative expenses increased by $7.5 million, or 78%, from $9.7 million during the nine months ended September 30, 2019 to $17.2 million during the nine months ended September 30, 2020. The change was primarily due to a $3.6 million increase in compensation and personnel-related costs, a $1.1 million increase general corporate expense (includes tax and license fees, supplies, software, and bad debt expense), a $2.3 million increase in professional services and consulting cost, a $0.4 million increase in other allocated costs due to increased rent and building expenditures, and a $0.2 million increase in recruitment and training expense. These increases were partially offset by a $0.1 million decrease in travel related expense.

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

We believe that our cash and cash equivalents as of September 30, 2020 will be sufficient to fund our operations for at least the next 12 months from the date of this filing. As of September 30, 2020, we had $215.3 million in cash and cash equivalents and an accumulated deficit of $227.8 million.

We have a number of ongoing clinical trials, and expect to continue to make substantial investments in these trials and in additional clinical trials that are designed to provide clinical evidence of the safety and efficacy of our products. Although we may limit our hiring in response to the COVID-19 pandemic, we intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives. We also intend to continue expanding our international marketing programs to help facilitate further adoption among existing hospital accounts and physicians as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in R&D, regulatory affairs and clinical studies to develop future generations of products based on our IVL Technology, support regulatory submissions and demonstrate the clinical efficacy of our products. Moreover, we expect to continue to incur expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•	the cost, timing and results of our clinical trials and regulatory reviews;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish including any contract manufacturing arrangements;
•	the timing, receipt and amount of sales from our current and potential products;
•	the degree of success we experience in commercializing our products;
•	the emergence of competing or complementary technologies;
•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(58,785)	$(35,537)
Cash provided by (used in) investing activities	46,134	(76,334)
Cash provided by financing activities	88,862	111,680
Net increase in cash, cash equivalents and restricted cash	$76,211	$(191)

Operating activities

During the nine months ended September 30, 2020, cash used in operating activities was $58.8 million, attributable to a net loss of $49.8 million and a net change in our net operating assets and liabilities of $19.4 million, partially offset by non-cash charges of $10.4 million. Non-cash charges primarily consisted of $7.1 million in stock-based compensation, $1.4 million in depreciation and amortization, $1.1 million in amortization of right-of-use assets, $0.5 million in amortization of debt issuance costs, $0.3 million in accretion of discount on available-for-sale securities, and $0.1 million in loss on write down of fixed assets. The change in our net operating assets and liabilities was primarily due to a $16.3 million increase in inventory, a $3.3 million increase in accounts receivable due to an increase in sales, a $1.1 million increase in prepaid expenses and other current assets, a $0.2 million increase in other assets, a $0.8 million decrease in accounts payable and a $0.5 million decrease in lease liability. These changes were partially offset by a $2.8 million increase in accrued and other current liabilities resulting primarily from expansion in our operating activities and accrued professional services fees.

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

Investing activities

During the nine months ended September 30, 2020, cash provided by investing activities was $46.1 million, attributable to proceeds from maturities of available-for-sale investments of $72.0 million, partially offset by purchase of available-for-sale investments of $16.0 million and purchase of property and equipment of $9.9 million.

During the nine months ended September 30, 2019, cash used in investing activities was $76.3 million, attributable to the purchase of available-for-sale securities of $106.3 million and purchase of property and equipment of $2.3 million, partially offset by proceeds from maturities of available-for-sale investments of $32.3 million.

Financing activities

During the nine months ended September 30, 2020, cash provided by financing activities was $88.9 million, attributable to net proceeds of $83.4 million from the public offering of our common stock, a $3.3 million from borrowings under new credit facility entered on February 11, 2020, proceeds of $2.6 million from stock option exercises and proceeds of $1.8 million from issuance of shares under our employee stock purchase plan, partially offset by principal payment on our term loan of $1.1 million, a $0.9 million payment of taxes withheld on net settled vesting of restricted stock units and payment of offering costs of $0.2 million.

During the nine months ended September 30, 2019, cash provided by financing activities was $111.7 million, attributable to net proceeds of $100.5 million from the IPO, net proceeds of $10.0 million from the Private Placement of our common stock and proceeds of $1.1 million from stock option exercises and $0.1 million from warrant exercises.

Contractual Obligations and Commitments

Except as noted below, during the nine months ended September 30, 2020, there have been no material changes to our contractual obligations as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In February 2020, we amended our existing term loan. Under the amendment, we received net proceeds of $3.3 million, which reflects an additional $4.3 million in principal as of the date of the modification less the final balloon payment fee of $1.0 million. The principal amount outstanding of $16.5 million under the amended term loan accrues interest at a floating per annum rate equal to the greater of (i) the Prime Rate minus 1.25% and (ii) 3.5%.  The interest rate was 3.5% as of September 30, 2020.  The amended term loan matures on December 1, 2023. The amended term loan provides an interest-only payment period which will end on (a) June 30, 2021, if our revenue for the trailing 12-month period ended June 30, 2021 is not at least 75% of our projections; (b) December 31, 2021, if we achieve the financial performance target referred to in clause (a), but do not obtain premarket approval of our C2 catheters from the FDA by such date and/or our trailing 12-month revenue for the period ending December 31, 2021 is not at least 75% of our projections; or (c) June 30, 2022, if we achieve the milestones referred to in clauses (a) and (b). The additional final payment for the amended loan is $1.6 million.

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we disclosed our critical accounting policies and the assumptions and estimates associated with the greatest potential impact on our consolidated financial statements in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three and nine months ended September 30, 2020, as a result of the COVID-19 pandemic, we believe that the assumptions and estimates associated with credit losses of accounts receivable and net realizable value of inventory associated with product shelf life and potential expiration may also have a material impact to our consolidated financial statements in future periods.

Accounts receivable – allowance for bad debt

We are exposed to credit losses through our receivables from customers. Our expected loss allowance methodology for receivables is developed using our historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of our customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. General allowance amounts are established based upon our assessment of expected credit losses for our receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic, however, no additional reserve was required for the three months ended September 30, 2020. We will continue to monitor the impact of COVID-19 pandemic and we may need to make further adjustments to this estimate in future periods.

Inventories – expiration risk

Inventories are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. We produce our IVL catheters at our facilities in Santa Clara, California. At the time of manufacture, our IVL catheters generally have a two-year shelf life prior to expiration. We maintain finished goods inventory at our facilities in California, with our sales representatives, with our third-party logistics provider in the Netherlands, and on consignment at hospital locations. Each reporting period, we update provisions for excess and obsolete inventory based on our estimates of forecast demand and, where applicable, product expiration. As of September 30, 2020, the substantial majority of our finished goods inventory had expiration dates in second half of 2021 or later. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic, however, no additional reserve was required for the three months ended September 30, 2020. We will continue to monitor the impact of COVID-19 pandemic and we may need to make further adjustments to this estimate in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents as of September 30, 2020 consisted of $215.3 million in bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of September 30, 2020, we had $16.5 million in variable rate debt outstanding. In February 2020, we refinanced our existing term loan by means of a supplemental term loan in the amount of $16.5 million. The supplemental term loan requires monthly repayments of principal starting as early as June 2021, subject to a contingent deferral if we meet certain milestones, discussed further in Note 6 to Item 1- Financial Statements, above. The supplemental term loan matures on December 1, 2023 and accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5%. The interest rate on the term loan was 3.5% as of September 30, 2020.

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars and Euros. For the nine months ended September 30, 2020 and 2019, approximately 27% and 28% of our product revenue, respectively, was denominated in Euros. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates could result in a change in fair value of $0.5 million and $1.2 million in foreign currency cash and accounts receivable as of September 30, 2020 and December 31, 2019, respectively. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Petitions for inter partes review (“IPR”) of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091 (the “IPR Patents”), which are three of our issued U.S. patents that relate to our current IVL Technology, were filed in December 2018 at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc., one of our competitors. The PTAB instituted IPR proceedings for all three patents. The PTAB held oral hearings on April 15-16, 2020.  On July 8, 2020, the PTAB ruled that one claim in U.S. Pat No. 8,956,371 (the “‘371 patent”) is valid, and ruled that all other claims in the ‘371 patent are invalid and that all claims of U.S. Pat No. 8,728,091 are invalid, and on July 20, 2020, the PTAB ruled that all claims of U.S. Pat. No. 9,642,673 are invalid.

On August 27, 2020, further briefing by the parties was requested by the PTAB judge in the ‘371 patent proceeding to assess whether recent guidance from the USPTO relating to “applicant admitted prior art” impacted the PTAB decision in the ‘371 patent proceeding.  In addition, the PTAB judge reset the time for commencement of an appeal in the ‘371 patent proceeding pending the entry of a final decision after the requested briefing.  On October 13, 2020, we submitted the last of the requested briefing, and the PTAB decision is pending.  Subject to the final PTAB decision regarding the ‘371 patent proceeding, we anticipate appealing this ruling to the U.S. Court of Appeals for the Federal Circuit.  In the meantime, we have appealed the rulings in the other two IPR proceedings.  All claims of the IPR Patents remain valid and enforceable until such appeals have been exhausted. Upon the conclusion of such appeals, if we are unsuccessful in whole or in part, the IPR proceedings could result in the loss or narrowing in scope of the IPR Patents, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours.  For more information regarding the risks presented by such proceedings, please see the section of our Annual Report on Form 10-K for the year ended December 31, 2019, titled “Risk Factors—Risks Related to Our Intellectual Property.”

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

The registration statement on Form S-1 (File No. 333-229590) and the registration statement on Form S-1 (File No. 333-230110) filed pursuant to Rule 462(b) relating thereto, each relating to our IPO, became effective on March 6, 2019. The registration statements registered the offer and sale of 6,555,000 shares of our common stock (including 855,000 shares of our common stock subject to the underwriters’ over-allotment option). On March 11, 2019, we completed the sale of all 6,555,000 of the shares of our common stock registered thereunder at an initial public offering price of $17.00 per share for an aggregate offering price of approximately $111.4 million. The underwriters of the offering were Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. We received net proceeds of approximately $99.9 million after deducting underwriting discount and commissions of $7.1 million and offering costs of $4.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the actual or planned use of the proceeds from our IPO from that described in the prospectuses dated March 6, 2019, filed with the SEC pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*†	Amended and Restated Non-Employee Director Compensation Policy	S-1/A	333-229590	10.11	February 25, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shockwave Medical, Inc.

Date: November 10, 2020	By:	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer

Date: November 10, 2020	By:	/s/ Dan Puckett
Dan Puckett
Chief Financial Officer