Form 10-Q
period 2021-03-31
Shockwave Medical, Inc.
filed 2021-05-10
CIK 1642545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 34,983,062 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “might”, “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy, and anticipated trends in our business, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following:

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

These factors and others are discussed in more detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, together with any updates in the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There may also be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We undertake no obligation to update any of these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2021	December 31, 2020(1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,006	$50,423
Short-term investments	120,422	151,931
Accounts receivable, net	19,613	11,689
Inventory	33,538	29,859
Prepaid expenses and other current assets	2,533	2,398
Total current assets	233,112	246,300
Operating lease right-of-use assets	7,211	7,568
Property and equipment, net	20,233	16,362
Equity method investment	6,750	—
Other assets	1,764	1,812
TOTAL ASSETS	$269,070	$272,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,728	$1,466
Term notes, current portion	4,950	3,300
Accrued liabilities	23,918	19,942
Lease liability, current portion	898	873
Total current liabilities	33,494	25,581
Lease liability, noncurrent portion	7,213	7,488
Term notes, noncurrent portion	11,836	13,319
Related party contract liability, noncurrent portion	12,273	—
TOTAL LIABILITIES	64,816	46,388
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	35	35
Additional paid-in capital	471,477	469,283
Accumulated other comprehensive income	16	9
Accumulated deficit	(267,274)	(243,673)
TOTAL STOCKHOLDERS’ EQUITY	204,254	225,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,070	$272,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue	$31,900	$15,197
Cost of revenue:
Cost of product revenue	7,892	5,651
Gross profit	24,008	9,546
Operating expenses:
Research and development	10,277	11,890
Sales and marketing	23,992	10,411
General and administrative	7,226	6,224
Total operating expenses	41,495	28,525
Loss from operations	(17,487)	(18,979)
Share in net loss of equity method investment	(5,523)	—
Interest expense	(312)	(277)
Other income (expense), net	(235)	504
Net loss before taxes	(23,557)	(18,752)
Income tax provision	44	23
Net loss	$(23,601)	$(18,775)
Unrealized gain on available-for-sale securities	7	68
Total comprehensive loss	$(23,594)	$(18,707)
Net loss per share, basic and diluted	$(0.68)	$(0.59)
Shares used in computing net loss per share, basic and diluted	34,797,400	31,644,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shockwave Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2020	34,684,337	$35	$469,283	$9	$(243,673)	$225,654
Exercise of stock options	159,325	—	773	—	—	773
Unrealized gain on available-for- sale securities	—	—	—	7	—	7
Issuance of common stock under employee stock purchase plan	20,594	—	1,141	—	—	1,141
Issuance of common stock in connection with vesting of restricted stock units	107,237	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(42,529)	—	(5,114)	—	—	(5,114)
Stock-based compensation		—	5,394	—	—	5,394
Net loss		—	—	—	(23,601)	(23,601)
Balance — March 31, 2021	34,928,964	$35	$471,477	$16	$(267,274)	$204,254

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2019	31,446,787	$31	$370,561	$35	$(177,974)	$192,653
Exercise of stock options	356,128	1	1,112	—	—	1,113
Unrealized gain on available-for- sale securities	—	—	—	68	—	68
Issuance of common stock under employee stock purchase plan	24,691	—	842	—	—	842
Stock-based compensation	—	—	1,871	—	—	1,871
Net loss	—	—	—	—	(18,775)	(18,775)
Balance — March 31, 2020	31,827,606	$32	$374,386	$103	$(196,749)	$177,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,601)	$(18,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	721	426
Share in net loss of equity method investment	5,523	—
Stock-based compensation	5,139	1,871
Amortization of right-of-use assets	405	369
Accretion of discount on available-for-sale securities	379	114
Amortization of debt issuance costs	167	153
Changes in operating assets and liabilities:
Accounts receivable	(7,924)	(434)
Inventory	(3,308)	(3,807)
Prepaid expenses and other current assets	(135)	(1,588)
Other assets	48	(47)
Accounts payable	1,782	(542)
Accrued and other current liabilities	3,799	(1,855)
Lease liabilities	(298)	(74)
Net cash used in operating activities	(17,303)	(24,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(15,263)	(16,020)
Proceeds from maturities of available-for-sale securities	46,400	25,000
Purchase of property and equipment	(4,051)	(4,655)
Net cash provided by investing activities	27,086	4,325
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering costs	—	(179)
Principal payments of term loan	—	(1,111)
Net proceeds from term loan	—	3,265
Payments of taxes withheld on net settled vesting of restricted stock units	(5,114)	—
Proceeds from stock option exercises	773	1,113
Proceeds from issuance of common stock under employee stock purchase plan	1,141	842
Net cash (used in) provided by financing activities	(3,200)	3,930
Net increase (decrease) in cash, cash equivalents and restricted cash	6,583	(15,934)
Cash, cash equivalents and restricted cash at beginning of period	51,873	140,495
Cash, cash equivalents and restricted cash equivalents at end of period	$58,456	$124,561
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$144	$108
Income tax paid	$15	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchange for lease liability	$48	$39
Property and equipment purchases included in accounts payable and accrued liabilities	$3,104	$4,036
Equity method investment obtained in exchange for related party contract liability	$12,273	$—
Transfer of fixed assets to inventory	$116	$40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Shockwave Medical, Inc. (the “Company”) was incorporated on June 17, 2009. The Company is primarily engaged in the development of Intravascular Lithotripsy (“IVL”) technology for the treatment of calcified plaque in patients with peripheral vascular, coronary vascular, and heart valve disease. Built on a balloon catheter platform, the IVL technology uses lithotripsy to disrupt both superficial and deep vascular calcium, while minimizing soft tissue injury, and an integrated angioplasty balloon to dilate blockages at low pressures, restoring blood flow.

In 2016, the Company began commercial and manufacturing operations, and began selling catheters based on the IVL technology. The Company’s headquarters are in Santa Clara, California. The Company is located and operates primarily in the United States and has subsidiaries in Germany, the United Kingdom, Japan and France.

Need for Additional Capital

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of $267.3 million. Management expects to continue to incur additional substantial losses for the foreseeable future.

As of March 31, 2021, the Company had cash, cash equivalents and short-term investments of $177.4 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and short-term investments as of March 31, 2021, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

Risk and Uncertainties

The Company is subject to continuing risks and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients that would benefit from procedures utilizing the Company’s products, employees, suppliers, vendors, business partners and distribution channels. Economies worldwide continue to be negatively impacted by the COVID-19 pandemic, in particular with recurrent outbreaks and mutations of the virus, despite advances in vaccines, and we anticipate these disruptions will continue. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of SEC regarding interim financial reporting.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$57,006	$50,423
Restricted cash	1,450	1,450
Total cash, cash equivalents, and restricted cash	$58,456	$51,873

Equity Method Investments

Entities which the Company has significant influence over activities of the entity, but does not control, are accounted for under the equity method of accounting in accordance with Topic 323, Investments - Equity Method and Joint Ventures. The Company’s carrying value in the equity method investment is reported as equity method investment on the Company’s consolidated balance sheet. The Company records its proportionate share of the underlying income or loss which is recognized in share in net loss of equity method investment. For the three months ended, March 31, 2021, the Company’s share in the losses incurred by the equity method investee was $5.5 million. The Company eliminates any intra-entity profits to the extent of the Company’s beneficial interest.

We assess our equity method investment for impairment when events or circumstances suggest that the carrying amount of the investment may be impaired. We consider all available evidenced in assessing whether a decline in fair value is other than temporary. If the decline in fair value is determined to be other than temporary, the difference between the carrying amount of the investment and estimated fair value is recognized as an impairment charge.

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

Revenue

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, Revenue from Contracts with Customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Product Revenue

The Company records product revenue primarily from the sale of its IVL catheters. The Company sells its products to hospitals, primarily through direct sales representatives, as well as through distributors in selected international markets. Additionally, a

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

significant portion of the Company’s revenue is generated through a consignment model under which inventory is maintained at hospitals.

Product revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

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

License Revenue

For arrangements that contain a license of our functional intellectual property with a customer, we consider whether the license grant is distinct from other performance obligations in the arrangement. A license grant of functional intellectual property is generally considered to be capable of being distinct if a customer can benefit from the license on its own or together with other readily available resources. License revenue for licenses of functional intellectual property is recognized at a point in time when the Company satisfies its performance obligation of transferring the license to the customer.

Consideration received in advance of the satisfaction of a performance obligation is recognized as a contract liability. No license revenues have been recognized for the three months ended March 31, 2021.

3. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$90,974	$—	$—	$90,974
Money market funds	49,008	—	—	49,008
Commercial paper	—	24,178	—	24,178
Corporate bonds	—	5,270	—	5,270
Total assets	$139,982	$29,448	$—	$169,430

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$126,363	$—	$—	$126,363
Money market funds	35,053	—	—	$35,053
Commercial paper	—	31,968	—	$31,968
Total assets	$161,416	$31,968	$—	$193,384

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$90,953	$21	$—	$90,974
Money market funds	49,008	—	—	49,008
Commercial paper	24,178	—	—	24,178
Corporate bonds	5,275	—	(5)	5,270
Total	$169,414	$21	$(5)	$169,430
Reported as:
Cash equivalents				$49,008
Short-term investments				120,422
Total				$169,430

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$126,354	$11	$(2)	$126,363
Money market funds	35,053	—	—	35,053
Commercial paper	31,968	—	—	31,968
Total	$193,375	$11	$(2)	$193,384
Reported as:
Cash equivalents				$41,453
Short-term investments				151,931
Total				$193,384

The Company recognized no material realized gains or losses on its cash equivalents and short-term investments in the periods presented. As of March 31, 2021, the remaining contractual maturities for available-for-sale securities were less than one year.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

5. Balance Sheet Components

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Raw material	$6,265	$4,995
Work in progress	7,233	6,051
Finished goods	18,345	16,952
Consigned inventory	1,695	1,861
Total inventory	$33,538	$29,859

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Accrued employee compensation	13,094	10,885
Accrued research and development costs	3,558	3,057
Accrued asset purchases	3,154	2,527
Accrued professional services	1,338	1,325
Other	2,774	2,148
Total accrued liabilities	$23,918	$19,942

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation

Total stock-based compensation was as follows:

	Three Months March 31,
	2021	2020
	(in thousands)
Cost of product revenue	$138	$161
Research and development	1,167	488
Sales and marketing	2,057	559
General and administrative	1,777	663
Total stock-based compensation	$5,139	$1,871

Stock-based compensation of $255,000 was capitalized into inventory for the three months ended March 31, 2021. No material stock-based compensation was capitalized into inventory for the three months ended March 31, 2020. Stock-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.

2009 Equity Incentive Plan and 2019 Equity Incentive Plan

On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Board had the authority to issue stock options to employees, directors, and consultants.

In February 2019, the Company adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective in connection with the Company’s initial public offering (the “IPO”). As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan automatically increases on the first day of January for a period of up to ten years, which commenced on January 1, 2020, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2021, there were 3,730,769 shares available for issuance under the 2019 Plan.

Stock Options

Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2020	2,689,624	2,087,202	$5.92	6.77	$204,137
Awards authorized	1,040,530	—
Options exercised	—	(159,325)	4.85
Options cancelled	615	(615)	4.03
Balance, March 31, 2021	3,730,769	1,927,262	$6.00	6.54	$239,473
Vested and exercisable, March 31, 2021		1,399,252	$4.91	6.21	$175,391
Vested and expected to vest, March 31, 2021		1,927,262	$6.00	6.54	$239,473

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Restricted Stock Units

Restricted stock units (“RSUs”) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period with straight-line vesting and a 25% one-year cliff or over a three-year period in equal amounts on a semi-annual basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

RSU activity under the 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2020	859,577	$48.50
RSUs granted	431,365	119.13
RSUs forfeited	(9,733)	53.03
RSUs vested	(107,237)	42.16
Balance, March 31, 2021	1,173,972	$75.00

Employee Share Purchase Plan (ESPP)

In February 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective with in connection with the Company’s IPO, on March 6, 2019. The Company initially reserved 300,650 shares of common stock for purchase under the ESPP. Each offering under the ESPP to Company employees to purchase stock under the ESPP begins on each September 1 and March 1 and ends on the following February 28 or 29 and August 31, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $267,000 and $191,000 of stock-based compensation expense related to the ESPP for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, a total of 888,735 shares were available for issuance under the ESPP.

7. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2021	2020
Common stock options issued and outstanding	1,927,262	2,945,534
Restricted stock units	1,173,972	722,409
Employee stock purchase plan	2,951	6,468
Total	3,104,185	3,674,411

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

8. Revenue

Disaggregation of revenue

The following table represents the Company’s product revenue based on product line:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Peripheral	$16,141	$9,081
Coronary	15,308	5,767
Other	451	349
Product revenue	$31,900	$15,197

Peripheral product revenue encompasses sales of the Company’s M5 and S4 IVL catheters. Coronary product revenue encompasses sales of the Company’s C2 catheters. Other product revenue encompasses sales of the Company’s generators and related accessories.

The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
United States	$21,045	$7,769
Germany	1,311	911
Rest of Europe	6,911	5,108
All other countries	2,633	1,409
Product revenue	$31,900	$15,197

9. Equity Method Investments

Genesis Shockwave Private Limited

On March 19, 2021, the Company entered into the Joint Venture Deed (or “JV Agreement”) with Genesis MedTech International Private Limited (“Genesis”) to establish a long-term strategic partnership to develop, manufacture and commercialize certain of Shockwave’s interventional products in the People’s Republic of China, excluding the Special Administrative Regions of Hong Kong and Macau (“PRC”). Under the JV Agreement, Genesis Shockwave Private Ltd. (the “JV”) was formed under the laws of Singapore to serve as a joint venture of Genesis and the Company for the purpose of establishing and managing such a strategic partnership.

On the same date, Genesis and the Company entered into a Share Subscription Agreement pursuant to which, among other things, the JV issued (i) 54,900 ordinary shares which represents 55% of total equity of the JV, to Genesis in exchange for a cash contribution of $15.0 million, of which 50% was paid upon signing and the remaining 50% will be due within one year of signing, and (ii) 45,000 ordinary shares which represents 45% of total equity, to the Company as consideration for the Shockwave License Agreement (or “License Agreement”). Under the License Agreement, the Company has agreed to contribute to the JV an exclusive license under certain of the Company’s intellectual property rights to develop, manufacture, distribute and commercialize certain products in the PRC and is entitled to receive royalties on the sales of the licensed products in the PRC. Further, the Company entered into a Distribution Agreement, pursuant to which the Company has agreed to sell certain Shockwave-manufactured products to the JV and/or a to-be formed PRC subsidiary of the JV for commercialization and distribution in the PRC.

The Company has accounted for its investment in the JV under the equity method of accounting. The Company’s share of losses generated by the JV for the three months ended March 31, 2021 was $5.5 million, which was recorded in share in net loss of equity method investment. The JV has not generated any revenues to date.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the unaudited balance sheet for the JV:

March 31, 2021
Balance sheet:	(in thousands)
Current assets	$14,994
Total assets	14,994
Total liabilities	—
Net assets	$14,994

Upon execution of the License Agreement, on March 19, 2021, the Company received a 45% equity stake in the JV. The Company determined that the JV met the definition of a customer under Topic 606, and that the promised goods and services of the contribution of the license of intellectual property and associated manufacturing technology transfer to the JV were considered to be a single performance obligation. The transaction price of $12.3 million was estimated by reference to the cash value of the shares which were issued at the formation of the JV.

As of March 31, 2021, the contribution of the license of intellectual property and associated manufacturing technology transfer to the JV has not yet been completed. The Company recorded a related party contract liability, non-current, of $12.3 million for the outstanding performance obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth under “Special Note Regarding Forward-Looking Statements”, in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, our actual results could differ materially from the results described in, or implied, by those forward-looking statements.

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

•

The second version of our Shockwave S4 IVL catheter (“S4 catheter”), which was cleared by the FDA in August 2019 and accepted by our EU notified body in May 2020 for use in our IVL System for the treatment of below the knee PAD.

Product for the Treatment of Coronary Artery Disease (“CAD”):

•	Our Shockwave C2 IVL catheter (“C2 catheter”) was CE-Marked in June 2018 and cleared by the FDA in February 2021 for use in our IVL System for the treatment of CAD.

We also have ongoing clinical programs across several products and indications, which, if successful, will allow us to expand commercialization of our products into new geographies and indications. Importantly, in October 2020, we announced the results of our DISRUPT CAD III global study. The data from DISRUPT CAD III supported our pre-market application (“PMA”) in the United States for our C2 catheters, and a Shonin submission in Japan for our C2 catheters. In addition, we began enrollment in the DISRUPT CAD IV Japan study in 2019 and completed enrollment in April 2020. In March of 2021, we submitted CAD III and CAD IV data to support Shonin approval, with subsequent Japan launch planned for the first half of 2022, subject to applicable regulatory approvals.

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

For the three months ended March 31, 2021 and 2020, we generated product revenue of $31.9 million and $15.2 million, respectively, and a loss from operations of $17.5 million and $19.0 million, respectively. For the three months ended March 31, 2021 and 2020, 34% and 49%, respectively, of our product revenue was generated from customers located outside of the United States.

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our public offerings, private sales of equity securities and payments received from customers using our products. As of March 31, 2021, we had $177.4 million in cash, cash equivalents and short-term investments and an accumulated deficit of $267.3 million.

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

Research and development expenses

Research and development (“R&D”) expenses consist of applicable personnel, consulting, materials, and clinical trial expenses. R&D expenses include:

•	certain personnel-related expenses, including salaries, benefits, bonus, travel, and stock-based compensation;
•	cost of clinical studies to support new products and product enhancements, including expenses for clinical research organizations, and site payments;
•	materials and supplies used for internal R&D and clinical activities;
•	allocated overhead including facilities and information technology expenses; and
•	cost of outside consultants who assist with technology development, regulatory affairs, clinical affairs and quality assurance.

R&D costs are expensed as incurred. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products, enhance existing products and technologies, and perform activities related to obtaining additional regulatory approvals.

Sales and marketing expenses

Sales and marketing expenses consist of personnel-related expenses, including salaries, benefits, sales commissions, travel, and stock-based compensation. Other sales and marketing expenses consist of marketing and promotional activities, including trade shows and market research. We expect to continue to grow our sales force and increase marketing efforts as we continue commercializing products based on our IVL Technology. As a result, we expect sales and marketing expenses to increase in absolute dollars over the long term.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel, and stock-based compensation. Other general and administrative expenses consist of professional services fees, including legal, audit and tax fees, insurance costs, outside consultant fees and employee recruiting and training costs. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance and investor relations. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table shows our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$31,900	$15,197	$16,703	110%
Cost of revenue:
Cost of product revenue	7,892	5,651	2,241	40%
Gross profit	24,008	9,546	14,462	151%
Operating expenses:
Research and development	10,277	11,890	(1,613)	(14)%
Sales and marketing	23,992	10,411	13,581	130%
General and administrative	7,226	6,224	1,002	16%
Total operating expenses	41,495	28,525	12,970	45%
Loss from operations	(17,487)	(18,979)	1,492	(8)%
Share in net loss of equity method investment	(5,523)	—	(5,523)	(100)%
Interest expense	(312)	(277)	(35)	13%
Other income (expense), net	(235)	504	(739)	(147)%
Net loss before taxes	(23,557)	(18,752)	(4,805)	26%
Income tax provision	44	23	21	91%
Net loss	$(23,601)	$(18,775)	$(4,826)	26%

Product revenue

Product revenue increased by $16.7 million, or 110%, from $15.2 million during the three months ended March 31, 2020 to $31.9 million during the three months ended March 31, 2021.

The following table represents our product revenue based on product line:

	Three Months Ended March 31,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Peripheral	$16,141	$9,081	$7,060	78%
Coronary	15,308	5,767	$9,541	165%
Other	451	349	$102	29%
Product revenue	$31,900	$15,197	$16,703	110%

Peripheral product revenue increased by $7.1 million, or 78% from $9.1 million for the three months ended March 31, 2020 to $16.1 million for the three months ended March 31, 2021. The change was due to an increase in purchase volume of our M5 and S4 IVL catheters within the United States and internationally.

Coronary product revenue increased by $9.5 million, or 165% from $5.8 million for the three months ended March 31, 2020 to $15.3 million for the three months ended March 31, 2021. In February 2021 we received U.S. FDA approval for our C2 catheters. The increase in coronary product revenue was primarily due to the commencement of sales in the United States. All coronary product revenue was international for three months ended March 31, 2020.

Other product revenue increased by $0.1 million, or 29% from $0.3 million for the three months ended March 31, 2020 to $0.4 million for the three months ended March 31, 2021. The change was due to an increase in the purchase volume of our IVL generators and other accessories within the United States and internationally.

We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Product revenue, classified by the major geographic areas in which our products are shipped, was $21.0 million within the United States and $10.9 million for all other countries in the three months ended March 31, 2021 compared to $7.8 million within the United States and $7.4 million for all other countries in the three months ended March 31, 2020.

Cost of product revenue and gross margin percentage

Cost of product revenue increased by $2.2 million, or 40%, from $5.7 million during the three months ended March 31, 2020 to $7.9 million during the three months ended March 31, 2021. The increase was primarily due to growth in sales volume. Gross margin percentage improved to 75.3% for the three months ended March 31, 2021, compared to 62.8% for the three months ended March 31, 2020. This change in gross margin percentage was primarily due to lower per unit manufacturing costs due to manufacturing volume efficiencies.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
	(in thousands, except percentages)
Compensation and personnel-related costs	$6,098	$3,976	$2,122	53%
Clinical-related costs	2,519	4,588	$(2,069)	(45)%
Materials and supplies	27	852	$(825)	(97)%
Facilities and other allocated costs	1,032	697	$335	48%
Outside consultants	467	499	$(32)	(6)%
Other research and development costs	134	1,278	$(1,144)	(90)%
Total research and development expenses	$10,277	$11,890	$(1,613)	(14)%

R&D expenses decreased by $1.6 million, or 14%, from $11.9 million during the three months ended March 31, 2020 to $10.3 million during the three months ended March 31, 2021. The change was primarily due to a $2.1 million decrease in clinical-related costs primarily due to completion of patient enrollment for the current clinical trials, a $1.1 million decrease in other research and development costs primarily driven by software license costs in the prior year quarter and a $0.8 million decrease in materials and supplies. The decrease was partially offset by an increase of $2.1 million in compensation and personnel-related due to an increase in headcount, and a $0.3 million increase in facilities and other allocated costs due to increased rent and building expenditures.

Sales and marketing expenses

Sales and marketing expenses increased by $13.6 million, or 130%, from $10.4 million during the three months ended March 31, 2020 to $24.0 million during the three months ended March 31, 2021. The change was primarily due to a $11.4 million increase in compensation and personnel-related costs, as a result of increased headcount and increased sales. There was also a $1.4 million increase in marketing and promotional expenses to support the commercialization of our products, a $0.3 million increase in travel related expense, a $0.3 million increase in facilities and other allocated costs due to increased rent and building expenditures and a $0.2 million increase in consulting and general corporate expenses.

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 16%, from $6.2 million during the three months ended March 31, 2020 to $7.2 million during the three months ended March 31, 2021. The change was primarily due to a $1.7 million increase in compensation and personnel-related costs driven by increased headcount and $0.1 million increase in other allocated costs due to increased rent and building expenditures. This increase was partially offset by a $0.7 million decrease in consulting, professional and general corporate expenses, and a $0.1 million decrease in travel related expense.

Other income (expense), net

Other income (expense), net decreased by $739,000, or 147%, from $504,000 in other income, net during the three months ended March 31, 2020 to $235,000 in other expense, net during the three months ended March 31, 2021. The decrease in other income of $760,000 was primarily due to a decrease in interest income attributable to the decreased interest rate environment in the current quarter and the timing of the maturities of marketable securities. The decrease in other income was partially offset by the decrease in other expense of $21,000 was primarily driven by foreign exchange gains.

Share in net loss of equity method investment

The increase in share in net loss of equity method investment of $5.5 million for the three months ended March 31, 2021 was due to the Company’s 45% ownership in the JV. Refer to Note 9 for further detail.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, payments received from customers using our products and to a lesser extent proceeds from our debt financings. On March 11, 2019, we completed our IPO, including the underwriters’ full exercise of their over-allotment option, selling 6,555,000 shares of our common stock at $17.00 per share. Upon completion of our IPO, we received net proceeds of $99.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrent with the IPO, we issued 588,235 shares of common stock in a private placement for net proceeds of $10.0 million. On November 15, 2019, we completed a follow-on offering of 2,854,048 shares of our common stock, including 372,267 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $36.25 per share. Upon completion of our follow-on offering, we received net proceeds of $96.7 million, after deducting underwriting discounts and commissions and offering expenses. On June 19, 2020, we completed an offering of 1,955,000 shares of our common stock, including 255,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $45.75 per share. Upon completion of the June 2020 offering, we received net proceeds of $83.4 million, after deducting underwriting discounts and commissions and offering expenses.

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

We have a number of ongoing clinical trials and expect to continue to make substantial investments in these trials and in additional clinical trials that are designed to provide clinical evidence of the safety and efficacy of our products. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among existing hospital accounts and physicians as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in R&D, regulatory affairs, and clinical studies to develop future generations of products based on our IVL Technology, support regulatory submissions, and demonstrate the clinical efficacy of our products. Moreover, we expect to continue to incur expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•	the cost, timing and results of our clinical trials and regulatory reviews;
•	the cost and timing of establishing sales, marketing, and distribution capabilities;
•	the terms and timing of any other collaborative, licensing, and other arrangements that we may establish including any contract manufacturing arrangements;
•	the timing, receipt, and amount, of sales from our current and potential products;
•	the degree of success we experience in commercializing our products;
•	the emergence of competing or complementary technologies;
•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We believe that our cash, cash equivalents and short-term investments as of March 31, 2021 will be sufficient to fund our operations for at least the next 12 months from the date of this filing. As of March 31, 2021, we had $177.4 million in cash, cash equivalents and short-term investments and an accumulated deficit of $267.3 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(17,303)	$(24,189)
Cash provided by investing activities	27,086	4,325
Cash (used in) provided by financing activities	(3,200)	3,930
Net (decrease) increase in cash, cash equivalents and restricted cash	$6,583	$(15,934)

Operating activities

During the three months ended March 31, 2021, cash used in operating activities was $17.3 million, attributable to a net loss of $23.6 million and a net change in our net operating assets and liabilities of $6.0 million and non-cash charges of $12.3 million. Non-cash charges primarily consisted of $5.5 million in share of net loss of equity method investment, $5.1 million in stock-based compensation, $0.7 million in depreciation and amortization, $0.4 million in amortization of right-of-use assets, $0.4 million in accretion of discount on available-for-sale securities and $0.2 million in amortization of debt issuance costs. The change in our net operating assets and liabilities was primarily due to a $7.9 million increase in accounts receivable due to an increase in sales, $3.3 million increase in inventory, and a $0.1 million increase in other assets, prepaid and other current assets and a $0.3 million decrease in lease liabilities. These changes were partially offset by a $5.6 million increase in accrued and other current liabilities and accounts payable resulting primarily from increases in our operating activities and accrued employee compensation due to an increase in headcount.

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

Investing activities

During the three months ended March 31, 2021, cash provided by investing activities was $27.1 million, attributable to proceeds from maturities of available-for-sale investments of $46.4 million, partially offset by purchase of available-for-sale investments of $15.3 million and purchase of property and equipment of $4.1 million.

During the three months ended March 31, 2020, cash provided by investing activities was $4.3 million, attributable to proceeds from maturities of available-for-sale investments of $25.0 million, partially offset by purchase of available-for-sale investments of $16.0 million and purchase of property and equipment of $4.7 million.

Financing activities

During the three months ended March 31, 2021, cash used by financing activities was $3.2 million, attributable to payment of taxes withheld on net settled vesting of restricted stock units of $5.1 million, partially offset by $1.1 million in proceeds from issuance of common stock under employee stock purchase plan and $0.8 million from proceeds from stock option exercises.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there have been no material changes to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

With the exception of the accounting of equity method investments and license revenue as discussed in Note 2, herein, there have been no significant changes in our critical accounting policies and assumptions associated with the greatest potential impact on our consolidated financial statements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and short-term investments as of March 31, 2021 consisted of $177.4 million in bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of March 31, 2021, we had $16.8 million in variable rate debt outstanding, consisting of the supplemental term loan under our Amended Credit Facility. The supplemental term loan requires monthly repayments of principal starting as early as June 2021, subject to a contingent deferral if certain milestones are met. The supplemental term loan matures on December 1, 2023 and accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5%. The interest rate was 3.50% as of March 31, 2021.

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars and Euros. For the three months ended March 31, 2021 and 2020, approximately 21% and 29% of our product revenue, respectively, was denominated in Euros. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates could result in a change in fair value of $0.9 million and $0.6 million in foreign currency cash and accounts receivable as of March 31, 2021 and December 31, 2020, respectively. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Petitions for inter partes review (“IPR”) of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091 (the “IPR Patents”), which are three of our issued U.S. patents that relate to our current IVL Technology, were filed in December 2018 at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc., one of our competitors. The PTAB instituted IPR proceedings for all three patents. The PTAB held oral hearings on April 15-16, 2020. On July 8, 2020, the PTAB ruled that one claim in U.S. Pat No. 8,956,371 (the “‘371 patent”) is valid, and ruled that all other claims in the ‘371 patent are invalid and that all claims of U.S. Pat No. 8,728,091 are invalid. On July 20, 2020, the PTAB ruled that all claims of U.S. Pat. No. 9,642,673 are invalid. On August 27, 2020, further briefing by the parties was requested by the PTAB judge in the ‘371 patent proceeding to assess whether recent guidance from the USPTO relating to “applicant admitted prior art” impacted the PTAB decision in the ‘371 patent proceeding. In addition, the PTAB judge reset the time for commencement of an appeal in the ‘371 patent proceeding pending the entry of a final decision after the requested briefing. On October 13, 2020, we submitted the last of the requested briefing, and the PTAB decision is pending. Subject to the final PTAB decision regarding the ‘371 patent proceeding, we anticipate appealing this ruling to the U.S. Court of Appeals for the Federal Circuit. In the meantime, we have appealed the rulings in the other two IPR proceedings and the briefing of these two cases is continuing. All claims of the IPR Patents remain valid and enforceable until such appeals have been exhausted. Upon the conclusion of such appeals, if we are unsuccessful in whole or in part, the IPR proceedings could result in the loss or narrowing in scope of the IPR Patents, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. For more information regarding the risks presented by such proceedings, please see the section of this Annual Report on Form 10-K for the year ended December 31, 2020, entitled “Risk Factors—Risks Related to Our Intellectual Property.”

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission on February 26, 2021. The risk factors described in our 2020 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2020 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*†	Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shockwave Medical, Inc.

Date: May 10, 2021	By:	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ Dan Puckett
Dan Puckett
Chief Financial Officer