Form 10-Q
period 2021-06-30
Shockwave Medical, Inc.
filed 2021-08-09
CIK 1642545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 35,150,341 shares of common stock, $0.001 par value per share, outstanding.

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

These factors and others are discussed in more detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, together with any updates in the section entitled “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There may also be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We undertake no obligation to update any of these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2021	December 31, 2020
		(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,268	$50,423
Short-term investments	90,478	151,931
Accounts receivable, net	24,955	11,689
Inventory	36,149	29,859
Prepaid expenses and other current assets	3,781	2,398
Total current assets	239,631	246,300
Operating lease right-of-use assets	6,825	7,568
Property and equipment, net	21,467	16,362
Equity method investment	6,750	—
Other assets	1,686	1,812
TOTAL ASSETS	$276,359	$272,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,633	$1,466
Term notes, current portion	4,125	3,300
Accrued liabilities	28,317	19,942
Lease liability, current portion	920	873
Total current liabilities	35,995	25,581
Lease liability, noncurrent portion	6,911	7,488
Term notes, noncurrent portion	12,833	13,319
Related party contract liability, noncurrent portion	12,273	—
TOTAL LIABILITIES	68,012	46,388
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	35	35
Additional paid-in capital	476,001	469,283
Accumulated other comprehensive income	10	9
Accumulated deficit	(267,699)	(243,673)
TOTAL STOCKHOLDERS’ EQUITY	208,347	225,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,359	$272,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$55,908	$10,286	$87,808	$25,483
Cost of revenue:
Cost of product revenue	9,934	3,592	17,826	9,243
Gross profit	45,974	6,694	69,982	16,240
Operating expenses:
Research and development	11,815	8,101	22,092	19,991
Sales and marketing	25,713	11,206	49,705	21,617
General and administrative	8,626	5,398	15,852	11,622
Total operating expenses	46,154	24,705	87,649	53,230
Loss from operations	(180)	(18,011)	(17,667)	(36,990)
Share in net loss of equity method investment	—	—	(5,523)	—
Interest expense	(318)	(306)	(630)	(583)
Other income (expense), net	146	220	(89)	724
Net loss before taxes	(352)	(18,097)	(23,909)	(36,849)
Income tax provision	73	21	117	44
Net loss	$(425)	$(18,118)	$(24,026)	$(36,893)
Unrealized gain/(loss) on available-for-sale securities	(6)	(82)	1	(14)
Total comprehensive loss	$(431)	$(18,200)	$(24,025)	$(36,907)
Net loss per share, basic and diluted	$(0.01)	$(0.56)	$(0.69)	$(1.16)
Shares used in computing net loss per share, basic and diluted	35,030,036	32,156,476	34,914,361	31,900,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shockwave Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2020	34,684,337	$35	$469,283	$9	$(243,673)	$225,654
Exercise of stock options	159,325	—	773	—	—	773
Unrealized gain on available-for- sale securities	—	—	—	7	—	7
Issuance of common stock under employee stock purchase plan	20,594	—	1,141	—	—	1,141
Issuance of common stock in connection with vesting of restricted stock units	107,237	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(42,529)	—	(5,114)	—	—	(5,114)
Stock-based compensation	—	—	5,394	—	—	5,394
Net loss	—	—	—	—	(23,601)	(23,601)
Balance — March 31, 2021	34,928,964	35	471,477	16	(267,274)	204,254
Exercise of stock options	149,101	—	1,085	—	—	1,085
Unrealized loss on available-for- sale securities	—	—	—	(6)	—	(6)
Issuance of common stock in connection with vesting of restricted stock units	71,761	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(20,537)	—	(3,223)	—	—	(3,223)
Stock-based compensation	—	—	6,662	—	—	6,662
Net loss	—	—	—	—	(425)	(425)
Balance — June 30, 2021	35,129,289	$35	$476,001	$10	$(267,699)	$208,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shockwave Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2019	31,446,787	$31	$370,561	$35	$(177,974)	$192,653
Exercise of stock options	356,128	1	1,112	—	—	1,113
Issuance of common stock under employee stock purchase plan	24,691	—	842	—	—	842
Unrealized gain on available-for- sale securities	—	—	—	68	—	68
Stock-based compensation	—	—	1,871	—	—	1,871
Net loss	—	—	—	—	(18,775)	(18,775)
Balance — March 31, 2020	31,827,606	32	374,386	103	(196,749)	177,772
Exercise of stock options	137,178	—	480	—	—	480
Issuance of common stock in connection with public offering, net of issuance costs of $6.1 million	1,955,000	2	83,380	—	—	83,382
Issuance of common stock in connection with vesting of restricted stock units	41,229	—	—	—	—	—
Restricted stock units withheld in net settlement for tax	(15,456)	—	(616)	—	—	(616)
Unrealized loss on available-for- sale securities	—	—	—	(82)	—	(82)
Stock-based compensation	—	—	2,605	—	—	2,605
Net loss	—	—	—	—	(18,118)	(18,118)
Balance — June 30, 2020	33,945,557	$34	$460,235	$21	$(214,867)	$245,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,026)	$(36,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,597	877
Share in net loss of equity method investment	5,523	—
Stock-based compensation	11,662	4,262
Amortization of right-of-use assets	791	734
Accretion of discount on available-for-sale securities	397	201
Amortization of debt issuance costs	339	313
Changes in operating assets and liabilities:
Accounts receivable	(13,266)	1,012
Inventory	(5,676)	(10,965)
Prepaid expenses and other current assets	(1,383)	(1,220)
Other assets	126	(116)
Accounts payable	1,270	(282)
Accrued and other current liabilities	8,107	(41)
Lease liabilities	(578)	(237)
Net cash used in operating activities	(15,117)	(42,355)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(27,243)	(16,020)
Proceeds from maturities of available-for-sale securities	88,300	59,000
Purchase of property and equipment	(6,757)	(8,952)
Net cash provided by investing activities	54,300	34,028
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of offering costs	—	(179)
Proceed from issuance of common stock from public offering, net of issuance cost paid	—	83,784
Principal payments of term loan	—	(1,111)
Net proceeds from term loan	—	3,265
Payments of taxes withheld on net settled vesting of restricted stock units	(8,337)	(616)
Proceeds from stock option exercises	1,858	1,593
Proceeds from issuance of common stock under employee stock purchase plan	1,141	842
Net cash provided by (used in) financing activities	(5,338)	87,578
Net increase in cash, cash equivalents and restricted cash	33,845	79,251
Cash, cash equivalents and restricted cash at beginning of period	51,873	140,495
Cash, cash equivalents and restricted cash equivalents at end of period	$85,718	$219,746
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$292	$256
Income tax paid	$17	$10
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs included in accounts payable and accrued liabilities	$—	$402
Right-of-use asset obtained in exchange for lease liability	$48	$39
Property and equipment purchases included in accounts payable and accrued liabilities	$2,613	$501
Equity method investment obtained in exchange for related party contract liability	$12,273	$—
Transfer of fixed assets to inventory	$220	$174

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

Need for Additional Capital

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of $267.7 million. Management expects to continue to incur additional substantial losses for the foreseeable future.

As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $174.7 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and short-term investments as of June 30, 2021, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities and the scope, duration and continuing impact of the COVID-19 pandemic.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted cash as of June 30, 2021 and December 31, 2020 relates to a letter of credit established for the Company’s office lease and is recorded as other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$84,268	$50,423
Restricted cash	1,450	1,450
Total cash, cash equivalents, and restricted cash	$85,718	$51,873

Equity Method Investments

Entities which the Company has significant influence over activities of the entity, but does not control, are accounted for under the equity method of accounting in accordance with Topic 323, Investments - Equity Method and Joint Ventures. The Company’s carrying value in the equity method investment is reported as equity method investment on the Company’s consolidated balance sheet. The Company records its proportionate share of the underlying income or loss which is recognized in share in net loss of equity method investment. For the three and six months ended June 30, 2021, the Company’s share in the losses incurred by the equity method investee was nil and $5.5 million, respectively. The Company eliminates any intra-entity profits to the extent of the Company’s beneficial interest.

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

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

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

Product Revenue

The Company records product revenue primarily from the sale of its IVL catheters. The Company sells its products to hospitals, primarily through direct sales representatives, as well as through distributors in selected international markets. Additionally, a portion of the Company’s revenue is generated through a consignment model under which inventory is maintained at hospitals.

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

Consideration received in advance of the satisfaction of a performance obligation is recognized as a contract liability. No license revenues have been recognized for the three and six months ended June 30, 2021.

3. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$60,421	$—	$—	$60,421
Money market funds	68,974	—	—	68,974
Commercial paper	—	24,777	—	24,777
Corporate bonds	—	5,280	—	5,280
Total assets	$129,395	$30,057	$—	$159,452

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$126,363	$—	$—	$126,363
Money market funds	35,053	—	—	$35,053
Commercial paper	—	31,968	—	$31,968
Total assets	$161,416	$31,968	$—	$193,384

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$60,412	$9	$—	$60,421
Money market funds	68,974	—	—	68,974
Commercial paper	24,777	—	—	$24,777
Corporate bonds	5,279	1	—	5,280
Total	$159,442	$10	$—	$159,452
Reported as:
Cash equivalents				$68,974
Short-term investments				90,478
Total				$159,452

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$126,354	$11	$(2)	$126,363
Money market funds	35,053	—	—	35,053
Commercial paper	31,968	—	—	31,968
Total	$193,375	$11	$(2)	$193,384
Reported as:
Cash equivalents				$41,453
Short-term investments				151,931
Total				$193,384

The Company recognized no material gains or losses on its cash equivalents and short-term investments in the periods presented. As of June 30, 2021, the remaining contractual maturities for available-for-sale securities were less than one year.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

5. Balance Sheet Components

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Raw material	$6,555	$4,995
Work in progress	7,905	6,051
Finished goods	19,893	16,952
Consigned inventory	1,796	1,861
Total inventory	$36,149	$29,859

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Accrued employee compensation	$16,069	$10,885
Accrued research and development costs	4,005	3,057
Accrued asset purchases	3,185	2,527
Accrued professional services	1,722	1,325
Other	3,336	2,148
Total accrued liabilities	$28,317	$19,942

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

In February 2020, the Company entered into a First Amendment to its Loan and Security Agreement (the “Amended Credit Facility”) to, among other things, refinance its existing term loan, which is accounted for as a modification of the Loan and Security Agreement. Under the Amended Credit Facility, the existing revolving line of credit of $2.0 million was terminated and the termination fee of less than $0.1 million was waived. The Amended Credit Facility provides the Company with a supplemental term loan in the amount of $16.5 million. After repayment of the outstanding amount of the term loan, the Company received net proceeds of $3.3 million, which reflects an additional $4.3 million in principal as of the date of the modification less the final balloon payment fee of $1.0 million. The principal amount outstanding under the supplemental term loan accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5% (3.5% as of June 30, 2021).

The supplemental term loan matures on December 1, 2023. The Amended Credit Facility provides an interest-only payment period which ends on (a) June 30, 2021, if the Company’s revenue for the trailing 12 month period ended June 30, 2021 is not at least 75% of the Company’s projections; (b) December 31, 2021, if the Company achieves the financial performance target referred to in clause (a), but does not obtain premarket approval of the Company’s C2 catheters from the FDA by such date and/or the Company’s trailing 12-month revenue for the period ending December 31, 2021 is not at least 75% of the Company’s projections; or (c) June 30, 2022, if the Company achieves the milestones referred to in clauses (a) and (b).

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

On June 30, 2021, the Company achieved the milestone referred to in clause (a) which extended the interest-only payment period by an additional six months to December 31, 2021.

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

Long-term debt and net discount or premium balances are as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Principal amount of term note	$16,500	$16,500
Net premium associated with accretion of final payment and other debt issuance costs	458	119
Term note, current and noncurrent	16,958	16,619
Less term note, current portion	(4,125)	(3,300)
Term note, noncurrent portion	$12,833	$13,319

Future minimum payments of principal and estimated payments of interest on the Company’s outstanding variable rate borrowings as of June 30, 2021 are as follows:

Year ending December 31:	(in thousands)
2021 (remainder)	$294
2022	8,701
2023	9,976
Total future payments	18,971
Less amounts representing interest	(903)
Less final payment	(1,568)
Total principal amount of term note payments	$16,500

7. Stock-Based Compensation

Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of product revenue	$317	$39	$455	$141
Research and development	1,490	650	2,657	1,138
Sales and marketing	2,585	837	4,642	1,396
General and administrative	2,131	924	3,908	1,587
Total stock-based compensation	$6,523	$2,450	$11,662	$4,262

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

Stock-based compensation of $139,000 and $155,000 was capitalized into inventory for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation of $394,000 and $215,000 was capitalized into inventory for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.

2009 Equity Incentive Plan and 2019 Equity Incentive Plan

On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Board had the authority to issue stock options to employees, directors and consultants.

In February 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in connection with the IPO. As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, which commenced on January 1, 2020, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s Board of Directors. As of June 30, 2021, there were 3,742,997 shares available for issuance under the 2019 Plan.

Stock Options

Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2020	2,689,624	2,087,202	$5.92	6.77	$204,137
Awards authorized	1,040,530	—
Options exercised	—	(308,426)	6.02
Options forfeited	12,843	(12,843)	9.87
Balance, June 30, 2021	3,742,997	1,765,933	$5.87	6.23	$324,688
Vested and exercisable, June 30, 2021		1,386,994	$4.77	5.91	$256,540
Vested and expected to vest, June 30, 2021		1,765,933	$5.87	6.23	$324,688

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

RSU activity under the 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2020	859,577	$48.50
RSUs granted	498,315	127.82
RSUs vested	(178,998)	41.27
RSUs forfeited	(41,705)	72.84
Balance, June 30, 2021	1,137,189	$83.50

Employee Stock Purchase Plan

In February 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO, on March 6, 2019. The Company initially reserved 300,650 shares of common stock for purchase under the ESPP. Each offering under the ESPP to Company employees to purchase stock under the ESPP begins on each September 1 and March 1 and ends on the following February 28 or 29 and August 31, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $290,000 and $557,000 of stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2021, respectively. The Company recorded $207,000 and $398,000 of stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2020, respectively. At June 30, 2021, a total of 888,735 shares were available for issuance under the ESPP.

8. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	June 30,
	2021	2020
Common stock options issued and outstanding	1,765,933	2,798,083
Restricted stock units	1,137,189	743,440
Employee stock purchase plan	11,760	20,079
Total	2,914,882	3,561,602

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

9. Revenue

The following table represents the Company’s product revenue based on product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Peripheral	$18,793	$6,509	$34,934	$15,590
Coronary	36,702	3,653	52,010	9,420
Other	413	124	864	473
Product revenue	$55,908	$10,286	$87,808	$25,483

Peripheral product revenue encompasses sales of the Company’s M5 and S4 IVL catheters. Coronary product revenue encompasses sales of the Company’s C2 catheters. Other product revenue encompasses sales of the Company’s generators and related accessories.

The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$42,913	$5,537	$63,958	$13,306
Europe	10,420	3,817	18,642	9,592
All other countries	2,575	932	5,208	2,585
Product revenue	$55,908	$10,286	$87,808	$25,483

10. Equity Method Investments

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

The Company has accounted for its investment in the JV under the equity method of accounting. As of June 30, 2021, the carrying value of the Company’s investment in the JV was $6.8 million. The Company’s share of losses generated by the JV for the three and six months ended June 30, 2021 was nil and $5.5 million, respectively, which was recorded in share in net loss of equity method investment. The JV has not generated any revenues to date.

SHOCKWAVE MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the unaudited balance sheet for the JV:

June 30, 2021
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

As of June 30, 2021, the contribution of the license of intellectual property and associated manufacturing technology transfer to the JV has not yet been completed. The Company maintains a related party contract liability, non-current, of $12.3 million for the outstanding performance obligation.

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

•

Our Shockwave M5+ IVL catheter, for which we are currently initiating a limited market release in the U.S and select international locations, was CE-Marked in November 2020 and cleared by the U.S. Food and Drug Administration (“FDA”) in April 2021 for use in our IVL System for the treatment of PAD.

•

The second version of our Shockwave S4 IVL catheter (“S4 catheter”), which was cleared by the FDA in August 2019 and accepted by our EU notified body in May 2020 for use in our IVL System for the treatment of below the knee PAD.

Product for the Treatment of Coronary Artery Disease (“CAD”):

•	Our Shockwave C2 IVL catheter (“C2 catheter”) was CE-Marked in June 2018 and approved by the FDA in February 2021 for use in our IVL System for the treatment of CAD.

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

For the three months ended June 30, 2021 and 2020, we generated product revenue of $55.9 million and $10.3 million, respectively, and a loss from operations of $0.2 million and $18.0 million, respectively. For the three months ended June 30, 2021 and 2020, 23% and 46%, respectively, of our product revenue was generated from customers located outside of the United States.

For the six months ended June 30, 2021 and 2020, we generated product revenue of $87.8 million and $25.5 million, respectively, and a loss from operations of $17.7 million and $37.0 million, respectively. For the six months ended June 30, 2021 and 2020, 27% and 48%, respectively, of our product revenue was generated from customers located outside of the United States.

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our public offerings, private sales of equity securities and payments received from customers using our products. As of June 30, 2021, we had $174.7 million in cash, cash equivalents and short-term investments and an accumulated deficit of $267.7 million.

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

Access to many hospitals and other customer sites may be or may periodically be, depending on the current COVID-19 infection rates in the applicable location, restricted to essential personnel, which negatively impacts our ability to promote the use of our products with physicians. Additionally, many hospitals and other therapeutic centers have in the past suspended, and may suspend or continue to suspend in the future, many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior is impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where our customers are located.

Quarantines, shelter-in-place and similar government orders have also impacted and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in manufacturing and limited support functions continued to work from our Santa Clara headquarters following appropriate hygiene and social distancing protocols. To reduce the risk to our other employees and their families from potential exposure to COVID-19, until recently all other staff in our Santa Clara headquarters were required to work from home. Certain of these other employees had begun to return to our headquarters full or part-time during the second quarter of 2021, although we are reviewing the impact of the delta variant of COVID-19 on employee safety. We continue to limit non-essential travel to protect the health and safety of our employees and customers.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table shows our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$55,908	$10,286	$45,622	444%
Cost of revenue:
Cost of product revenue	9,934	3,592	6,342	177%
Gross profit	45,974	6,694	39,280	587%
Operating expenses:
Research and development	11,815	8,101	3,714	46%
Sales and marketing	25,713	11,206	14,507	129%
General and administrative	8,626	5,398	3,228	60%
Total operating expenses	46,154	24,705	21,449	87%
Loss from operations	(180)	(18,011)	17,831	(99)%
Share in net loss of equity method investment	—	—	—	—
Interest expense	(318)	(306)	(12)	4%
Other income, net	146	220	(74)	(34)%
Net loss before taxes	(352)	(18,097)	17,745	(98)%
Income tax provision	73	21	52	248%
Net loss	$(425)	$(18,118)	$17,693	(98)%

Product revenue

Product revenue increased by $45.6 million, or 444%, from $10.3 million during the three months ended June 30, 2020 to $55.9 million during the three months ended June 30, 2021.

The following table represents our product revenue based on product line:

	Three Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Peripheral	$18,793	$6,509	$12,284	189%
Coronary	36,702	3,653	33,049	905%
Other	413	124	289	233%
Product revenue	$55,908	$10,286	$45,622	444%

Peripheral product revenue increased by $12.3 million, or 189% from $6.5 million for the three months ended June 30, 2020 to $18.8 million for the three months ended June 30, 2021. The change was due to an increase in purchase volume of our M5 and S4 IVL catheters within the United States and internationally.

Coronary product revenue increased by $33.0 million, or 905% from $3.7 million for the three months ended June 30, 2020 to $36.7 million for the three months ended June 30, 2021. In February 2021, we received U.S. FDA approval for our C2 catheters. The increase in coronary product revenue was primarily due to the commencement of sales in the United States. All coronary product revenue was international for three months ended June 30, 2020.

Other product revenue increased by $0.3 million, or 233% from $0.1 million for the three months ended June 30, 2020 to $0.4 million for the three months ended June 30, 2021. The change was due to an increase in the purchase volume of our IVL generators and other accessories within the United States and internationally.

We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Product revenue, classified by the major geographic areas in which our products are shipped, was $42.9 million within the United States and $13.0 million for all other countries in the three months ended June 30, 2021 compared to $5.5 million within the United States and $4.8 million for all other countries in the three months ended June 30, 2020.

Cost of product revenue, gross profit and gross margin percentage

Cost of product revenue increased by $6.3 million, or 177%, from $3.6 million during the three months ended June 30, 2020 to $9.9 million during the three months ended June 30, 2021. The increase was primarily due to growth in sales volume. Gross margin percentage improved to 82.2% for the three months ended June 30, 2021, compared to 65.1% for the three months ended June 30, 2020. This change in gross margin percentage was primarily due to higher average selling price and lower per unit manufacturing costs due to manufacturing volume efficiencies.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands)
Compensation and personnel-related costs	$6,940	$4,344	$2,596	60%
Clinical-related costs	1,805	2,010	(205)	(10)%
Material and supplies	935	445	490	110%
Facilities and other allocated costs	1,326	743	583	78%
Outside consultants	554	425	129	30%
Other research and development costs	255	134	121	90%
Total research and development expenses	$11,815	$8,101	$3,714	46%

R&D expenses increased by $3.7 million, or 46%, from $8.1 million during the three months ended June 30, 2020 to $11.8 million during the three months ended June 30, 2021. The change was primarily due to a $2.6 million increase in compensation and personnel-related costs due to increase in headcount, a $0.6 million increase in facilities and other allocated costs due to increased rent and building expenditures, a $0.5 million increase in material and supplies, a $0.1 million increase in outside consultant costs, and a $0.1 million increase in other research and development costs. This was partially offset by a $0.2 million decrease in clinical-related costs due to completion of patient enrollment for the majority of clinical trials during the three months ended June 30, 2021.

Sales and marketing expenses

Sales and marketing expenses increased by $14.5 million, or 129%, from $11.2 million during the three months ended June 30, 2020 to $25.7 million during the three months ended June 30, 2021. The change was primarily due to a $10.2 million increase in compensation and personnel-related costs as a result of increased headcount and sales. There was also a $2.0 million increase in marketing and promotional costs to support the commercialization of our products, a $1.3 million increase in travel related costs, a $0.5 million increase in facilities and other allocated costs due to increased rent and building expenditures and a $0.5 million increase in consulting and general corporate costs.

General and administrative expenses

General and administrative expenses increased by $3.2 million, or 60%, from $5.4 million during the three months ended June 30, 2020 to $8.6 million during the three months ended June 30, 2021. The change was primarily due to a $1.9 million increase in compensation and personnel-related costs driven by increased headcount, a $0.9 million increase in consulting, professional and general corporate costs, a $0.2 million increase in recruiting and training costs, a $0.1 million increase in other allocated costs due to increased rent and building expenditures, and a $0.1 million increase in travel related costs.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table shows our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Revenue:
Product revenue	$87,808	$25,483	$62,325	245%
Cost of revenue:
Cost of product revenue	17,826	9,243	8,583	93%
Gross profit	69,982	16,240	53,742	331%
Operating expenses:
Research and development	22,092	19,991	2,101	11%
Sales and marketing	49,705	21,617	28,088	130%
General and administrative	15,852	11,622	4,230	36%
Total operating expenses	87,649	53,230	34,419	65%
Loss from operations	(17,667)	(36,990)	19,323	(52)%
Share in net loss of equity method investment	(5,523)	—	(5,523)	100%
Interest expense	(630)	(583)	(47)	8%
Other income (expense), net	(89)	724	(813)	(112)%
Net loss before taxes	(23,909)	(36,849)	12,940	(35)%
Income tax provision	117	44	73	166%
Net loss	$(24,026)	$(36,893)	$12,867	(35)%

Product revenue

Product revenue increased by $62.3 million, or 245%, from $25.5 million during the six months ended June 30, 2020 to $87.8 million during the six months ended June 30, 2021.

The following table represents our product revenue based on product line:

	Six Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands, except percentages)
Peripheral	$34,934	$15,590	$19,344	124%
Coronary	52,010	9,420	42,590	452%
Other	864	473	391	83%
Product revenue	$87,808	$25,483	$62,325	245%

Peripheral product revenue increased by $19.3 million, or 124% from $15.6 million for the six months ended June 30, 2020 to $34.9 million for the six months ended June 30, 2021. The change was due to an increase in purchase volume of our M5 and S4 IVL catheters within the United States and internationally.

Coronary product revenue increased by $42.6 million, or 452% from $9.4 million for the six months ended June 30, 2020 to $52.0 million for the for the six months ended June 30, 2021. In February 2021, we received U.S. FDA approval for our C2 catheters. The increase in coronary product revenue was primarily due to the commencement of sales in the United States. All coronary product revenue was international for the six months ended June 30, 2020.

Other product revenue increased by $0.4 million, or 83% from $0.5 million for the six months ended June 30, 2020 to $0.9 million for the six months ended June 30, 2021. The change was due to an increase in the purchase volume of our IVL generators and other accessories within the United States and internationally.

We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Product revenue, classified by the major geographic areas in which our products are shipped, was $64.0 million within the United States and $23.8 million for all other countries in the six months ended June 30, 2021 compared to $13.3 million within the United States and $12.2 million for all other countries in the six months ended June 30, 2020.

Cost of product revenue and gross margin percentage

Cost of product revenue increased by $8.6 million, or 93% from $9.2 million during the six months ended June 30, 2020 to $17.8 million during the six months ended June 30, 2021. The increase was primarily due to growth in sales volume. Gross margin percentage improved to 79.7% for the six months ended June 30, 2021, compared to 63.7% for the six months ended June 30, 2020. This change in gross margin percentage was primarily due to higher average selling price and lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to operations and production.

Research and development expenses

The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2021	2020	Change $	Change %
	(in thousands)
Compensation and personnel-related costs	$13,038	$8,319	$4,719	57%
Clinical-related costs	4,324	6,598	(2,274)	(34)%
Material and supplies	962	1,297	(335)	(26)%
Facilities and other allocated costs	2,358	1,440	918	64%
Outside consultants	1,021	924	97	10%
Other research and development costs	389	1,413	(1,024)	(72)%
Total research and development expenses	$22,092	$19,991	$2,101	11%

R&D expenses increased by $2.1 million, or 11%, from $20.0 million during the six months ended June 30, 2020 to $22.1 million during the six months ended June 30, 2021. The change was primarily due to a $4.7 million increase in compensation and personnel-related costs due to an increase in headcount, a $0.9 million increase in other allocated costs due to increased rent and building expenditures, and a $0.1 million increase in outside consulting costs. This was partially offset by a $2.3 million decrease in clinical-related costs due to completion of patient enrollment for the majority of clinical trials, a $1.0 million decrease in other research and development costs due to software license costs in the prior year, and a $0.3 million decrease in materials and supplies costs.

Sales and marketing expenses

Sales and marketing expenses increased by $28.1 million, or 130%, from $21.6 million during the six months ended June 30, 2020 to $49.7 million during the six months ended June 30, 2021. The change was primarily due to a $21.7 million increase in compensation and personnel-related costs as a result of increased headcount and increased sales. There was also a $2.8 million increase in marketing and promotional expenses to support the commercialization of our products, a $1.5 million increase in travel related costs, a $0.9 million increase in facilities and other allocated costs due to increased rent and building expenditures, a $0.6 million increase in consulting and general corporate expenses, and a $0.6 million increase in materials and supplies costs.

General and administrative expenses

General and administrative expenses increased by $4.2 million, or 36%, from $11.6 million during the six months ended June 30, 2020 to $15.9 million during the six months ended June 30, 2021. The change was primarily due to a $3.6 million increase in compensation and personnel-related costs, a $0.3 million increase in consulting, professional and general corporate costs, a $0.2 million increase in facilities and other allocated costs due to increased rent and building expenditures, and a $0.1 million increase in recruitment and training costs.

Other income (expense), net

Other income (expense), net decreased by $813,000, or 112%, from $724,000 in other income, net during the six months ended June 30, 2020 to $89,000 in other expense, net during the six months ended June 30, 2021. The decrease in other income was primarily due to a decrease in interest income attributable to the decreased interest rate environment in the comparable period and the timing of the maturities of marketable securities. Also included in other income (expense), net are the net impact of foreign exchange gains and losses.

Share in net loss of equity method investment

The increase in share in net loss of equity method investment of $5.5 million for the six months ended June 30, 2021 was due to the Company’s 45% ownership in the JV. Refer to Note 10 of the interim condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds we received through the sales of our common stock in our public offerings, private sales of our equity securities, payments received from customers using our products and to a lesser extent proceeds from our debt financings. On March 11, 2019, upon completion of our IPO, we received net proceeds of $99.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrent with the IPO, we completed a private placement for net proceeds of $10.0 million. On November 15, 2019, we completed a follow-on offering for net proceeds of $96.7 million, after deducting underwriting discounts and commissions and offering expenses. On June 19, 2020, we completed an offering for net proceeds of $83.4 million, after deducting underwriting discounts and commissions and offering expenses.

On February 11, 2020, we entered into the Amended Credit Facility to the Loan and Security Agreement to refinance our existing term loan, which was accounted for as a modification. The Amended Credit Facility provided us with a supplemental term loan in the amount of $16.5 million. We received net proceeds of $3.3 million, which reflects an additional $4.3 million in principal as of the date of the modification less the final balloon payment fee of $1.0 million.

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

We believe that our cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our operations for at least the next 12 months from the date of this filing. As of June 30, 2021, we had $174.7 million in cash, cash equivalents and short-term investments and an accumulated deficit of $267.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(15,117)	$(42,355)
Cash provided by investing activities	54,300	34,028
Cash provided by (used in) financing activities	(5,338)	87,578
Net increase in cash, cash equivalents and restricted cash	$33,845	$79,251

Operating activities

During the six months ended June 30, 2021, cash used in operating activities was $15.1 million, attributable to a net loss of $24.0 million and a net change in our net operating assets and liabilities of $11.4 million, partially offset by non-cash charges of $20.3 million. Non-cash charges primarily consisted of $11.7 million in stock-based compensation, $5.5 million in share in net loss of equity method investment, $1.6 million in depreciation and amortization, $0.8 million in amortization of right-of-use assets, $0.4 million in accretion of discount on available-for-sale securities, and $0.3 million in amortization of debt issuance costs. The change in our net operating assets and liabilities was primarily due to a $13.3 million increase in accounts receivable, $5.7 million increase in inventory, $1.4 million increase in prepaid expenses and other current assets, a $0.6 million decrease in lease liability. These changes were partially offset by a $8.1 million increase in accrued and other current liabilities, $1.3 million increase in accounts payable, and $0.1 million increase in other assets.

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

Investing activities

During the six months ended June 30, 2021, cash provided by investing activities was $54.3 million, attributable to proceeds from maturities of available-for-sale investments of $88.3 million, partially offset by purchase of available-for-sale investments of $27.2 million and purchase of property and equipment of $6.8 million.

During the six months ended June 30, 2020, cash provided by investing activities was $34.0 million, attributable to proceeds from maturities of available-for-sale investments of $59.0 million, partially offset by purchase of available-for-sale investments of $16.0 million and purchase of property and equipment of $9.0 million.

Financing activities

During the six months ended June 30, 2021, cash used in financing activities was $5.3 million, attributable to $8.3 million in payment of taxes withheld on net settled vesting of restricted stock units, partially offset by proceeds of $1.9 million from stock option exercises and proceeds of $1.1 million from issuance of shares under our employee stock purchase plan.

During the six months ended June 30, 2020, cash provided by financing activities was $87.6 million, attributable to net proceeds of $83.8 million from the public offering of our common stock, a $3.3 million from borrowings under new credit facility entered on February 11, 2020, proceeds of $1.6 million from stock option exercises and proceeds of $0.8 million from issuance of shares under our employee stock purchase plan, partially offset by principal payment on our term loan of $1.1 million and a $0.6 million payment of taxes withheld on net settled vesting of restricted stock units.

Contractual Obligations and Commitments

Debt, Principal, and Interest

The Company’s debt, principal and interest commitments consist of our debt obligations under the Amended Credit Facility. On June 30, 2021, the Company achieved a milestone specified in the Amended Credit Facility which extended the interest-only payment period by an additional six months to December 31, 2021. As of June 30, 2021, the Company had debt, principal, and interest commitments of $19.0 million.

Manufacturing Purchase Obligations

The Company has engaged a contract manufacturer to produce and supply the Company with certain products. The Company has fixed commitments of approximately $7.2 million over the next fiscal year.

There were no other material changes during the three months ended June 30, 2021 to our contractual obligations as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

With the exception of the accounting of equity method investments and license revenue as described below, herein, there have been no significant changes in our critical accounting policies and assumptions associated with the greatest potential impact on our consolidated financial statements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equity Method Investment

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

The Company’s carrying value in the equity method investment is reported as equity method investment on the Company’s consolidated balance sheet. The Company records its proportionate share of the underlying income or loss which is recognized in share in net loss of equity method investment. For the three and six months ended June 30, 2021, the Company’s share in the losses incurred by the equity method investee was nil and $5.5 million, respectively. The Company eliminates any intra-entity profits to the extent of the Company’s beneficial interest.

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

In connection with the formation of the Genesis Shockwave Private Ltd. joint venture on March 19, 2021, the Company received a 45% equity stake in the JV in exchange for the contribution of intellectual property. The Company determined that the JV met the definition of a customer under Topic 606, and that the promised goods and services of the contribution of the license of intellectual property and associated manufacturing technology transfer to the JV were considered to be a single performance obligation. The transaction price of $12.3 million was estimated by reference to the cash value of the shares which were issued at the formation of the JV.

As of June 30, 2021, the contribution of the license of intellectual property and associated manufacturing technology transfer to the JV has not yet been completed. The Company recorded a related party contract liability, non-current, of $12.3 million for the outstanding performance obligation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and short-term investments as of June 30, 2021 consisted of $174.7 million in bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

As of June 30, 2021, we had $16.5 million of principal amount of variable rate debt outstanding. In February 2020, we refinanced our existing term loan by means of a supplemental term loan in the amount of $16.5 million. The supplemental term loan requires monthly repayments of principal, subject to a contingent deferral if certain milestones are met. On June 30, 2021, the Company achieved a milestone which extended the interest-only payment period by an additional six months to December 31, 2021. The supplemental term loan matures on December 1, 2023 and accrues interest at a floating per annum rate equal to the greater of the Prime Rate minus 1.25% and 3.5%. The interest rate on the term loan was 3.5% as of June 30, 2021.

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars and Euros. For the six months ended June 30, 2021 and 2020, approximately 16% and 26% of our product revenue, respectively, was denominated in Euros. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates could result in a change in fair value of $1.1 million and $0.6 million in foreign currency cash and accounts receivable as of June 30, 2021 and December 31, 2020, respectively. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Petitions for inter partes review (“IPR”) of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091 (the “IPR Patents”), which are three of our issued U.S. patents that relate to our current IVL Technology, were filed in December 2018 at the USPTO’s Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc., one of our competitors. The PTAB instituted IPR proceedings for all three patents. The PTAB held oral hearings on April 15-16, 2020. On July 8, 2020, the PTAB ruled that one claim in U.S. Pat No. 8,956,371 (the “‘371 patent”) is valid, and ruled that all other claims in the ‘371 patent are invalid and that all claims of U.S. Pat No. 8,728,091 are invalid. On July 20, 2020, the PTAB ruled that all claims of U.S. Pat. No. 9,642,673 are invalid. On August 27, 2020, further briefing by the parties was requested by the PTAB judge in the ‘371 patent proceeding to assess whether recent guidance from the USPTO relating to “applicant admitted prior art” impacted the PTAB decision in the ‘371 patent proceeding. In addition, the PTAB judge reset the time for commencement of an appeal in the ‘371 patent proceeding pending the entry of a final decision after the requested briefing. On October 13, 2020, we submitted the last of the requested briefing, and the PTAB decision is pending. Subject to the final PTAB decision regarding the ‘371 patent proceeding, we anticipate appealing this ruling to the U.S. Court of Appeals for the Federal Circuit. In the meantime, we have appealed the rulings in the other two IPR proceedings and the briefing of these two cases is completed. The parties are awaiting the scheduling of the hearings before the Federal Circuit. All claims of the IPR Patents remain valid and enforceable until such appeals have been exhausted. Upon the conclusion of such appeals, if we are unsuccessful in whole or in part, the IPR proceedings could result in the loss or narrowing in scope of the IPR Patents, which could limit our ability to stop others from using or commercializing products and technology similar or identical to ours. For more information regarding the risks presented by such proceedings, please see the section of our Annual Report on Form 10-K for the year ended December 31, 2020, entitled “Risk Factors—Risks Related to Our Intellectual Property.”

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

Item 1A. Risk Factors.

The following risk factors supplement and, to the extent inconsistent, supersede the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission on February 26, 2021.

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

Since we produce a significant majority of our IVL catheters at our facility in Santa Clara, any contamination of the controlled environment, equipment malfunction or failure to strictly follow procedures can significantly reduce our yield. A drop in yield can increase our cost to manufacture our products or, in more severe cases, require us to halt the manufacture of our products until the problem is resolved. Identifying and resolving the cause of a drop in yield can require substantial time and resources.

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

We depend upon third-party suppliers, including single source component suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers to provide us with a portion of our demand for one of our products as well as components used in the manufacturing of our products. We rely on single source suppliers for certain components of our products. In some cases, we do not have long-term supply agreements with, or guaranteed commitments from, our component suppliers, including single source suppliers. We depend on our suppliers to provide us and our customers with materials or products in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. These suppliers may cease producing the products or components we purchase from them or otherwise decide to cease doing business with us.

Any supply interruption from our suppliers or failure to obtain additional suppliers for products or any of the components used in our products would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

We and our suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.

As a medical device manufacturer, we must register with the FDA and non-U.S. regulatory agencies, and we are subject to periodic inspection by the FDA and foreign regulatory agencies, for compliance with certain good manufacturing practices, including design controls, product validation and verification, in process testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA and foreign regulatory agencies. Our product and component suppliers are also required to meet certain standards applicable to their manufacturing processes.

We cannot assure you that we or our product or component suppliers comply or can continue to comply with all regulatory requirements. The failure by us or one of our suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, until a new supplier has been identified and evaluated. Our or any product or component supplier’s failure to comply with applicable regulations could cause sanctions to be imposed on us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals or clearances, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, which could harm our business. We cannot assure you that if we need to engage new suppliers to satisfy our business requirements, we can locate new suppliers in compliance with regulatory requirements at a reasonable cost and in an acceptable timeframe. Our failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

In the EU, we must maintain certain International Organization for Standardization (“ISO”) certifications to sell our products and must undergo periodic inspections by notified bodies, including the BSI, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, it could have a material adverse effect on our business, financial condition, and results of operations.

We depend on a third party to manufacture a portion of the demand for certain of our products and we may engage additional third-party manufacturers in the future. If any of these manufacturers fail to meet our requirements and strict regulatory standards, we may be unable to develop, commercialize or market our products.

We depend on one third-party to manufacture a certain portion of the demand for one of our products and we may in the future need to depend upon additional third parties to manufacture our products. Reliance on third-party manufacturers entails risks to which we are not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and
•	the possibility of termination or nonrenewal of the agreement by the third party because of our breach of the manufacturing agreement or based on its own business priorities.

Any of these factors could cause delay or suspension of clinical trials, regulatory submissions, required approvals, commercialization or marketing of our products or cause us to incur higher costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished products on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply quantities of our products at the times, and in the quantities, we need, could have a material adverse effect on our business. It may take a significant amount of time and resources (including costs) to establish an alternative source of supply for our products and to have any such new source approved by the FDA.

Other than the foregoing, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2020 Annual Report. The risk factors described in our 2020 Annual Report, as supplemented by the foregoing risk factors well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described herein and in the 2020 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1†	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38829	10.1	May 10, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shockwave Medical, Inc.

Date: August 9, 2021	By:	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer

Date: August 9, 2021	By:	/s/ Dan Puckett
Dan Puckett
Chief Financial Officer