Form 10-Q
period 2022-03-31
Shockwave Medical, Inc.
filed 2022-05-09
CIK 1642545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________
Commission File Number: 001-38829
___________________________________________________
Shockwave Medical, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________________

Delaware	27-0494101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5403 Betsy Ross Drive Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 279-4262
___________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2022, the registrant had 35,791,917 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “might,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy, and anticipated trends in our business, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including due to the pandemic’s impact on our sales, expenses, supply chain, manufacturing, research and development activities, clinical trials, and employees;
•our ability to design, develop, manufacture and market innovative products to treat patients with challenging medical conditions, particularly in peripheral artery disease, coronary artery disease and aortic stenosis;
•our expected future growth, including growth in international sales;
•the size and growth potential of the markets for our products, and our ability to serve those markets;
•the rate and degree of market acceptance of our products;
•coverage and reimbursement for procedures performed using our products;
•the performance of third parties in connection with the development of our products, including third-party suppliers;
•the impact of government laws and regulatory developments in the United States and foreign countries;
•our ability to obtain and maintain regulatory approval or clearance of our products on expected timelines;
•our plans and the expected timing to research, develop and commercialize our products and any other approved or cleared product;
•our ability to scale our organizational culture of cooperative product development and commercial execution;
•the development, regulatory approval, efficacy and commercialization of competing products;
•our ability to develop and maintain our corporate infrastructure, including our internal controls;
•our estimates regarding expenses, future financial performance and capital requirements; and
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those described in the sections titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, together with any updates in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There may also be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Except to the extent required by law, we undertake no obligation to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2022	December 31, 2021
		(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,252	$89,209
Short-term investments	134,875	111,772
Accounts receivable, net	47,842	37,435
Inventory	53,369	42,978
Prepaid expenses and other current assets	7,572	4,508
Total current assets	309,910	285,902
Operating lease right-of-use assets	26,729	27,496
Property and equipment, net	27,886	24,361
Equity method investment	5,940	5,987
Other assets	2,055	1,936
TOTAL ASSETS	$372,520	$345,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,467	$3,520
Term notes, current portion	8,250	5,500
Accrued liabilities	33,019	40,870
Lease liability, current portion	1,294	1,738
Total current liabilities	51,030	51,628
Lease liability, noncurrent portion	32,361	28,321
Term notes, noncurrent portion	9,033	11,630
Related party contract liability, noncurrent portion	12,273	12,273
TOTAL LIABILITIES	104,697	103,852
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	36	35
Additional paid-in capital	507,092	494,806
Accumulated other comprehensive loss	(1,017)	(202)
Accumulated deficit	(238,288)	(252,809)
TOTAL STOCKHOLDERS’ EQUITY	267,823	241,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,520	$345,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$93,631	$31,900
Cost of revenue:
Cost of product revenue	12,890	7,892
Gross profit	80,741	24,008
Operating expenses:
Research and development	17,019	10,277
Sales and marketing	35,961	23,992
General and administrative	12,389	7,226
Total operating expenses	65,369	41,495
Income (loss) from operations	15,372	(17,487)
Share in net loss of equity method investment	(47)	(5,523)
Interest expense	(297)	(312)
Other expense, net	(310)	(235)
Net income (loss) before taxes	14,718	(23,557)
Income tax provision	197	44
Net income (loss)	$14,521	$(23,601)
Unrealized gain (loss) on available-for-sale securities	(815)	7
Total comprehensive income (loss)	$13,706	$(23,594)
Net income (loss) per share
Basic	$0.41	$(0.68)
Diluted	$0.39	$(0.68)
Shares used in computing net income (loss) per share
Basic	35,587,337	34,797,400
Diluted	37,623,477	34,797,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance — December 31, 2021	35,444,472	$35	$494,806	$(202)	$(252,809)	$241,830
Exercise of stock options	54,913	1	390	—	—	391
Unrealized loss on available-for-sale securities	—	—	—	(815)	—	(815)
Issuance of common stock under employee stock purchase plan	14,172	—	2,135	—	—	2,135
Issuance of common stock in connection with vesting of restricted stock units	210,835	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(31)	—	(6)	—	—	(6)
Stock-based compensation	—	—	9,767	—	—	9,767
Net income	—	—	—	—	14,521	14,521
Balance — March 31, 2022	35,724,361	$36	$507,092	$(1,017)	$(238,288)	$267,823

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance — December 31, 2020	34,684,337	$35	$469,283	$9	$(243,673)	$225,654
Exercise of stock options	159,325	—	773	—	—	773
Unrealized gain on available-for-sale securities	—	—	—	7	—	7
Issuance of common stock under employee stock purchase plan	20,594	—	1,141	—	—	1,141
Issuance of common stock in connection with vesting of restricted stock units	107,237	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(42,529)	—	(5,114)	—	—	(5,114)
Stock-based compensation	—	—	5,394	—	—	5,394
Net loss	—	—	—	—	(23,601)	(23,601)
Balance — March 31, 2021	34,928,964	$35	$471,477	$16	$(267,274)	$204,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,521	$(23,601)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	953	721
Share in net loss of equity method investment	47	5,523
Stock-based compensation	9,510	5,139
Amortization of right-of-use assets	767	405
Accretion of discount on available-for-sale securities	210	379
Amortization of debt issuance costs	153	167
Changes in operating assets and liabilities:
Accounts receivable	(10,407)	(7,924)
Inventory	(10,090)	(3,308)
Prepaid expenses and other current assets	600	(135)
Other assets	(119)	48
Accounts payable	4,911	1,782
Accrued and other current liabilities	(9,051)	3,799
Lease liabilities	(68)	(298)
Net cash provided by (used in) operating activities	1,937	(17,303)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(42,128)	(15,263)
Proceeds from maturities of available-for-sale securities	18,000	46,400
Purchase of property and equipment	(3,286)	(4,051)
Net cash (used in) provided by investing activities	(27,414)	27,086
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of taxes withheld on net settled vesting of restricted stock units	(6)	(5,114)
Proceeds from stock option exercises	391	773
Proceeds from issuance of common stock under employee stock purchase plan	2,135	1,141
Net cash provided by (used in) financing activities	2,520	(3,200)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,957)	6,583
Cash, cash equivalents and restricted cash at beginning of period	90,874	51,873
Cash, cash equivalents and restricted cash equivalents at end of period	$67,917	$58,456
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$144	$144
Income tax paid	$78	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchange for lease liability	$—	$48
Property and equipment purchases included in accounts payable and accrued liabilities	$3,159	$3,104
Equity method investment obtained in exchange for related party contract liability	$—	$12,273
Transfer of fixed assets to inventory	$44	$116
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
In 2016, the Company began commercial and manufacturing operations, and began selling catheters based on the IVL technology. The Company’s headquarters are in Santa Clara, California. The Company is located and operates primarily in the United States and has subsidiaries in Germany, the United Kingdom, Japan, France, Ireland and Costa Rica.
As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $201.1 million, which are available to fund future operations. The Company believes that its cash and cash equivalents as of March 31, 2022, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities and the scope, duration and continuing impact of the COVID-19 pandemic.
Risk and Uncertainties
The Company is subject to continuing risks and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients, employees, suppliers, vendors, business partners and distribution channels. Specifically, the Company has recently seen some disruptions in the operations of certain of its third-party suppliers, resulting in increased lead-times, higher component costs and lower allocations for the Company's purchase of some components. In certain cases, this has resulted in the Company being required to procure materials from alternate suppliers or incur higher logistical expenses. The Company is continuing to work closely with its manufacturing partners and suppliers to enable the Company to source key components and maintain appropriate inventory levels to meet customer demand. The Company, however, has not experienced material disruptions in its supply chain to date. The Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.
Restricted cash as of March 31, 2022 and December 31, 2021 relates to a letter of credit established for the Company’s office leases and is recorded as other assets on the condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$66,252	$89,209
Restricted cash	1,665	1,665
Total cash, cash equivalents, and restricted cash	$67,917	$90,874

Equity Method Investments

Entities which the Company has significant influence over activities of the entity, but does not control, are accounted for under the equity method of accounting in accordance with Topic 323, Investments - Equity Method and Joint Ventures. The Company’s carrying value in the equity method investment is reported as equity method investment on the Company’s consolidated balance sheet. The Company records its proportionate share of the underlying income or loss which is recognized in share in net loss of equity method investment. For the three months ended March 31, 2022, the Company’s share in the losses incurred by the equity method investment was $47,000. The Company eliminates any intra-entity profits to the extent of the Company’s beneficial interest.

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

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity, and not a separate performance obligation.
The Company may provide for the use of an IVL generator and connector cable under an agreement to customers at no charge to facilitate use of the IVL catheters. These agreements do not contain contractually enforceable minimum commitments and are generally cancellable by either party with 30 days notice.
License Revenue
For arrangements that contain a license of the Company's functional intellectual property with a customer, the Company considers whether the license grant is distinct from other performance obligations in the arrangement. A license grant of functional intellectual property is generally considered to be capable of being distinct if a customer can benefit from the license on its own or together with other readily available resources. License revenue for licenses of functional intellectual property is recognized at a point in time when the Company satisfies its performance obligation of transferring the license to the customer.
Consideration received in advance of the satisfaction of a performance obligation is recognized as a contract liability. No license revenues were recognized for the three months ended March 31, 2022.
Stock-Based Compensation
The Company accounts for share-based payments at fair value. The fair value of stock options is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis, over the vesting period. For share-based awards that vest upon the satisfaction of a performance target, the related compensation cost is recognized over the requisite service period based on the expected achievement of the performance target. The Company accounts for forfeitures as they occur.
3. Financial Instruments and Fair Value Measurements
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$109,486	$—	$—	$109,486
Money market funds	23,711	—	—	23,711
Commercial paper	—	16,483	—	16,483
Corporate bonds	—	8,906	—	8,906
Total assets	$133,197	$25,389	$—	$158,586

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$80,155	$—	$—	$80,155
Money market funds	47,541	—	—	47,541
Commercial paper	—	20,472	—	20,472
Corporate bonds	—	11,145	—	11,145
Total assets	$127,696	$31,617	$—	$159,313

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
4. Cash Equivalents and Short-Term Investments
The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$110,452	$—	$(966)	$109,486
Money market funds	23,711	—	—	23,711
Commercial paper	16,483	—	—	16,483
Corporate bonds	8,957	—	(51)	8,906
Total	$159,603	$—	$(1,017)	$158,586
Reported as:
Cash equivalents				$23,711
Short-term investments				134,875
Total				$158,586

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$80,353	$—	$(198)	$80,155
Money market funds	47,541	—	—	47,541
Commercial paper	20,472	—	—	20,472
Corporate bonds	11,149	—	(4)	11,145
Total	$159,515	$—	$(202)	$159,313
Reported as:
Cash equivalents				$47,541
Short-term investments				111,772
Total				$159,313
The Company recognized no material realized gains or losses on its cash equivalents and short-term investments in the periods presented.
The remaining contractual maturities for available-for-sale securities were as follows:

March 31, 2022
Fair Value

One year or less	$115,230
Greater than one year and less than two years	43,356
Total	$158,586

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
5. Balance Sheet Components
Inventory
Inventory consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw material	$13,627	$7,685
Work in progress	12,049	13,315
Finished goods	26,327	20,326
Consigned inventory	1,366	1,652
Total inventory	$53,369	$42,978

Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued employee compensation	$19,545	$25,749
Accrued research and development costs	3,913	4,605
Accrued asset purchases	2,980	4,101
Accrued professional services	3,086	2,636
Other	3,495	3,779
Total accrued liabilities	$33,019	$40,870
6. Commitments and Contingencies
Operating Leases
The Company’s operating leases consist of leased facilities for the Company’s headquarter offices, laboratory, and manufacturing space. Also included in operating leases are leases for vehicles, for use by certain employees of the Company, which were not material for the periods presented.

The weighted average remaining lease term and discount rate used to measure the Company’s operating lease liabilities were 9.7 years and 5.0%, respectively. The Company estimated the discount rate using the incremental borrowing rate as the rate implicit in the lease was not readily determinable.

Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases. As of March 31, 2022, the Company has no material finance leases. Operating lease cost was $1.2 million and $0.6 million, for the three months ended March 31, 2022 and 2021, respectively.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
The following are minimum future rental payments owed under these agreements which have commenced as of March 31, 2022:

Year ending December 31,	(in thousands)
2022 (remainder)	$2,602
2023	4,194
2024	4,289
2025	4,415
2026	4,545
Thereafter	24,664
Total minimum lease payments	$44,709
Less: imputed interest and adjustments	(11,054)
Total lease liability	$33,655
The total minimum future rental payments owed for the 5403 Betsy Ross facility under the terms of the Lease Amendment which has not yet commenced as of March 31, 2022 is $10.8 million.
7. Term Notes
Loan and Security Agreement
In February 2020, the Company entered into a First Amendment to its Loan and Security Agreement with Silicon Valley Bank (the “Amended Credit Agreement”) to, among other things, refinance its existing term loan, which is accounted for as a modification of the Loan and Security Agreement. The Amended Credit Agreement provides the Company with a supplemental term loan in the amount of $16.5 million. The principal amount outstanding under the supplemental term loan accrues interest at a floating per annum rate equal to the greater of (a) the Prime Rate minus 1.25% and (b) 3.5%. The interest rate was 3.5% as of March 31, 2022.
The supplemental term loan matures on December 1, 2023. The Amended Credit Agreement provides an interest-only payment period through June 30, 2022.
The additional final payment for the Amended Credit Agreement is $1.6 million, which will be accrued over the term of the supplemental term loan using an effective interest rate that reflects the revised cash flows of the modified term loan.
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
Current and noncurrent debt and net discount or premium balances are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Principal amount of term note	$16,500	$16,500
Net premium associated with accretion of final payment, and other debt issuance costs	783	630
Term note, current and noncurrent	17,283	17,130
Less term note, current portion	(8,250)	(5,500)
Term note, noncurrent portion	$9,033	$11,630

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
8. Stock-Based Compensation
Total stock-based compensation was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of product revenue	$653	$138
Research and development	2,238	1,167
Sales and marketing	3,932	2,057
General and administrative	2,687	1,777
Total stock-based compensation	$9,510	$5,139
Stock-based compensation of $0.3 million was capitalized into inventory for the three months ended March 31, 2022 and March 31, 2021. Stock-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.
2009 Equity Incentive Plan and 2019 Equity Incentive Plan
On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Company's Board of Directors (the "Board") had the authority to issue stock options to employees, directors and consultants.
In February 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in connection with the initial public offering (the “IPO”). As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units ("RSUs"). In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, which commenced on January 1, 2020, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Board. As of March 31, 2022, there were 4,809,252 shares available for issuance under the 2019 Plan.
Stock Options
Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2021	3,745,216	1,524,985	$6.01	5.76	$262,793
Awards authorized	1,063,334	—
Options exercised	—	(54,913)	7.10
Options cancelled	702	(702)	13.19
Balance, March 31, 2022	4,809,252	1,469,370	$5.96	5.40	$295,930
Vested and exercisable, March 31, 2022		1,325,201	$5.37	5.25	$267,682
Vested and expected to vest, March 31, 2022		1,469,370	$5.96	5.40	$295,930

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
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
In February 2022, the Company granted performance-based restricted stock units ("PRSUs") to certain key executives. The vesting of these PRSUs is dependent on the achievement of certain performance targets related to the Company’s compound annual growth rate of revenue over a two or three year performance period, provided the executives remain employed with the Company at the time of vesting. The number of PRSUs that vest will vary from 0% to 200% of the target which will be determined based on the level of performance attained for each performance period. The fair value of these PRSUs is equal to the closing price of the Company’s common stock on the grant date. Compensation cost for PRSUs is recognized over the requisite service period based on the expected achievement of performance targets.
RSU and PRSU activity under the 2019 Plan is set forth below. Grant activity for all PRSUs are disclosed at target (100%):

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2021	1,156,683	$93.27	—	$—
RSUs granted	214,988	157.46	35,105	155.03
RSUs forfeited	(22,864)	146.73	—	—
RSUs vested	(210,835)	80.63	—	—
Balance, March 31, 2022	1,137,972	$106.67	35,105	$155.03
Employee Stock Purchase Plan
In February 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO on March 6, 2019. The Company initially reserved 300,650 shares of common stock for purchase under the ESPP. Each offering under the ESPP to Company employees to purchase stock under the ESPP begins on each September 1 and March 1 and ends on the following February 28 or 29 and August 31, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee of the Board, in its sole discretion.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $0.4 million and $0.3 million of stock-based compensation expense related to the ESPP for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, a total of 1,212,769 shares were available for issuance under the ESPP.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
9. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$14,521	$(23,601)
Denominator:
Basic:
Weighted average number of common shares outstanding - basic	35,587,337	34,797,400
Diluted:
Weighted average number of common shares outstanding - basic	35,587,337	34,797,400
Dilutive effect of outstanding common stock options	1,437,748	—
Dilutive effect of restricted stock units	597,817	—
Dilutive effect of common stock pursuant to employee stock purchase plan	575	—
Weighted average number of common shares outstanding - diluted	37,623,477	34,797,400
Net income (loss) per share:
Basic	$0.41	$(0.68)
Diluted	$0.39	$(0.68)
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Common stock options issued and outstanding	—	1,927,262
Restricted stock units	58,699	1,173,972
Employee stock purchase plan	4,385	2,951
Total	63,084	3,104,185
10. Revenue
The following table represents the Company’s product revenue based on product line:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Coronary	$70,337	$15,308
Peripheral	22,852	16,141
Other	442	451
Product revenue	$93,631	$31,900

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Coronary product revenue encompasses sales of the Company’s C2 catheters. Peripheral product revenue encompasses sales of the Company’s M5, M5+and S4 IVL catheters. Other product revenue encompasses sales of the Company’s generators and related accessories.
The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
United States	$78,519	$21,045
Europe	12,067	8,222
All other countries	3,045	2,633
Product revenue	$93,631	$31,900
11. Equity Method Investments
Genesis Shockwave Private Limited
On March 19, 2021, the Company entered into the Joint Venture Deed (or “JV Agreement”) with Genesis MedTech International Private Limited (“Genesis”) to establish a long-term strategic partnership to develop, manufacture and commercialize certain of the Company’s interventional products in the People’s Republic of China, excluding the Special Administrative Regions of Hong Kong and Macau (“PRC”). Under the JV Agreement, Genesis Shockwave Private Ltd. (the “JV”) was formed under the laws of Singapore to serve as a joint venture of Genesis and the Company for the purpose of establishing and managing the strategic partnership.
On the same date, Genesis and the Company entered into a Share Subscription Agreement pursuant to which, among other things, the JV issued (i) 54,900 ordinary shares which represents 55% of total equity of the JV, to Genesis in exchange for a cash contribution of $15.0 million, of which 50% was paid upon signing and the remaining 50% was due within one year of signing, and (ii) 45,000 ordinary shares which represents 45% of total equity, to the Company as consideration for the Shockwave License Agreement (or “License Agreement”). Under the License Agreement, the Company has agreed to contribute to the JV an exclusive license under certain of the Company’s intellectual property rights to develop, manufacture, distribute and commercialize certain products in the PRC and is entitled to receive royalties on the sales of the licensed products in the PRC. Further, the Company entered into a Distribution Agreement, pursuant to which the Company has agreed to sell certain Company-manufactured products to the JV or a PRC subsidiary of the JV for commercialization and distribution in the PRC.
The Company has accounted for its investment in the JV under the equity method of accounting. As of March 31, 2022, the carrying value of the Company’s investment in the JV was $5.9 million and the Company owned a 45% interest in the entity. The Company’s share of losses generated by the JV for the three months ended March 31, 2022 was approximately $47,000, which was recorded in share in net loss of the equity method investment. The JV has not generated any revenues to date.
The following table summarizes the unaudited balance sheet for the JV:

March 31,
2022
Balance sheet:	(in thousands)
Current assets	$14,722
Current liabilities	(1,585)
Net assets	$13,137

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the unaudited results of operations for the JV:

Three Months Ended March 31,
2022
(in thousands)
Revenues	$—
Loss from operations	105
Net loss	$105
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
As of March 31, 2022, the associated manufacturing technology transfer to the JV has not yet been completed. The Company maintains a related party contract liability, noncurrent, of $12.3 million for the outstanding performance obligation. The Company will satisfy the outstanding performance obligation upon the completion of training provided by the Company to the JV, and successful regulatory approval from the China National Medical Products Administration.
12. Income Taxes
On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate, adjusted for discrete items. The Company recognized income tax expense of $197,000 and $44,000 for the three months ended March 31, 2022 and 2021, respectively. The income tax expense for the three months ended March 31, 2022, reflects the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021.
The Company’s effective tax rate may be subject to fluctuation due to several factors, including our ability to accurately predict the pre-tax earnings in the various jurisdictions, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions and the effects of tax law changes.
While the Company has reported U.S. pre-tax income for the first quarter 2022, the Company has not yet been able to establish sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against most of its U.S. deferred tax assets. Once the Company establishes a sustained level of profitability and projects continued profitability, the Company may reverse a significant portion of its valuation allowance recorded against U.S. deferred tax assets, resulting in an income tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, our actual results could differ materially from the results described in, or implied, by those forward-looking statements.
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
Products for the Treatment of Peripheral Artery Disease (“PAD”):
•Our Shockwave M5 IVL catheter (the “M5 catheter”) and M5+ IVL catheter (“M5+ catheter”) are five-emitter catheters for use in our IVL System in “medium” vessels for the treatment of above-the-knee PAD. The M5 catheter was CE-Marked in April 2018 and cleared by the U.S. Food and Drug Administration (“FDA”) in July 2018. The M5+ catheter, for which we are currently initiating a limited market release in the United States and select international locations, was CE-Marked in November 2020 and cleared by the FDA in April 2021.
•Our Shockwave S4 IVL catheter (“S4 catheter”) is a four-emitter catheter for use in our IVL System in small vessels for the treatment of below-the-knee PAD. The second version of our S4 catheter was cleared by the FDA in August 2019 and accepted by our EU notified body in May 2020 for use in our IVL System.
Product for the Treatment of Coronary Artery Disease (“CAD”):
•Our Shockwave C2 IVL catheter (“C2 catheter”) is a two-emitter catheter for use in our IVL System for the treatment of CAD. The C2 catheter was CE-Marked in June 2018. In August 2019, we received the Breakthrough Device Designation from the FDA for our C2 catheters using our IVL System for the treatment of CAD. In August 2020, we submitted an application to the FDA for U.S. pre-market approval of our C2 catheters, which was approved by the FDA in February 2021. In March 2021, we submitted DISRUPT CAD III and DISRUPT CAD IV data to support our Shonin submission in Japan for our C2 Catheters and received approval in March 2022.
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
We market our products to hospitals whose interventional cardiologists, vascular surgeons, and interventional radiologists treat patients with PAD and CAD. We have dedicated meaningful resources to establish a direct sales capability in the United States, Germany, Austria, Switzerland, France, and the United Kingdom, and we are working to build out our direct sales team in Japan in anticipation of the launch of our C2 catheters, for which we received Japanese regulatory approval in March 2022. We have complemented our direct sales capability with distributors actively selling our products in over 50 countries in North and South America, Europe, the Middle East, Asia, Africa, and Australia/New Zealand. We are actively expanding our international field presence through new distributors, as well as additional sales and clinical personnel. In addition, we are continuing to add new U.S. sales territories.
For the three months ended March 31, 2022 and 2021, we generated product revenue of $93.6 million and $31.9 million, respectively, and income from operations of $15.4 million and a loss of operations of $17.5 million, respectively. For the three months ended March 31, 2022 and 2021, 16% and 34%, respectively, of our product revenue was generated from customers located outside of the United States.
Since inception, we have incurred significant net losses. Although we had positive net income for the quarter ended March 31, 2022, we had a net loss for the year ended December 31, 2021. We may continue to incur losses in the future, which may vary significantly from period to period. We expect to continue to incur significant expenses as we (i) expand our marketing efforts to increase adoption of our products, (ii) expand existing relationships with our customers, (iii) obtain regulatory clearances or approvals for our planned or future products, (iv) conduct clinical trials on our existing and planned or future products, and (v) develop new products or add new features to our existing products. We will need to continue to generate significant revenue in order to sustain profitability as we continue to grow our business. Even if we achieve profitability for any period, we cannot be sure that we will remain profitable for any substantial period of time.
To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our public offerings, private sales of equity securities and payments received from customers using our products. As of March 31, 2022, we had $201.1 million in cash, cash equivalents and short-term investments and an accumulated deficit of $238.3 million.
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
In addition, we have recently seen some disruptions in the operations of certain of our third-party suppliers, resulting in increased lead-times, higher component costs and lower allocations for our purchase of some components. In certain cases, this has resulted in us being required to procure materials from alternate suppliers or incur higher logistical expenses. We are continuing to work closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand. We, however, have not experienced material disruptions in our supply chain to date.
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
Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of direct materials, product mix, geographic mix, discounting practices, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin percentage to marginally increase over the long term to the extent we are successful in increasing our sales volume and are therefore able to leverage our fixed costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which, if successful, we believe will reduce costs and enable us to increase our gross margin percentage. While we expect gross margin percentage to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products and adopt new manufacturing processes and technologies.

Research and development expenses
Research and development (“R&D”) expenses consist of applicable personnel, consulting, materials, and clinical trial expenses. R&D expenses include:
•certain personnel-related expenses, including salaries, benefits, bonus, travel, and stock-based compensation;
•cost of clinical studies to support new products and product enhancements, including expenses for clinical research organizations, and site payments;
•materials and supplies used for internal R&D and clinical activities;
•allocated overhead including facilities and information technology expenses; and
•cost of outside consultants who assist with technology development, regulatory affairs, clinical affairs and quality assurance.
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
Interest expense
Consists of the interest and amortization expense related to our outstanding term loan which matures in December 2023.
Other income (expense), net
Other income (expense), net consists of interest earned on our cash equivalents and short-term investments and the net impact of foreign exchange gains and losses.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table shows our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change $	Change %
	2022	2021
	(in thousands, except percentages)
Revenue:
Product revenue	$93,631	$31,900	$61,731	194%
Cost of revenue:
Cost of product revenue	12,890	7,892	4,998	63%
Gross profit	80,741	24,008	56,733	236%
Operating expenses:
Research and development	17,019	10,277	6,742	66%
Sales and marketing	35,961	23,992	11,969	50%
General and administrative	12,389	7,226	5,163	71%
Total operating expenses	65,369	41,495	23,874	58%
Income (loss) from operations	15,372	(17,487)	32,859	188%
Share in net loss of equity method investment	(47)	(5,523)	(5,476)	(99)%
Interest expense	(297)	(312)	(15)	(5)%
Other expense, net	(310)	(235)	75	32%
Net income (loss) before taxes	14,718	(23,557)	38,275	162%
Income tax provision	197	44	153	348%
Net income (loss)	$14,521	$(23,601)	$38,122	162%
Product revenue
Product revenue increased by $61.7 million, or 194%, from $31.9 million during the three months ended March 31, 2021 to $93.6 million during the three months ended March 31, 2022.
The following table represents our product revenue based on product line:

	Three Months Ended March 31,		Change $	Change %
	2022	2021
	(in thousands, except percentages)
Coronary	$70,337	$15,308	$55,029	359%
Peripheral	22,852	16,141	6,711	42%
Other	442	451	(9)	(2)%
Product revenue	$93,631	$31,900	$61,731	194%
Coronary product revenue increased by $55.0 million, or 359%, from $15.3 million for the three months ended March 31, 2021 to $70.3 million for the three months ended March 31, 2022. In February 2021, we received U.S. FDA approval for our C2 catheters. The increase in coronary product revenue was primarily due to the commencement of sales of our C2 catheters in the United States, increased adoption of our products internationally, and continued recovery from the impact of the COVID-19 pandemic in the prior year.

Peripheral product revenue increased by $6.7 million, or 42%, from $16.1 million for the three months ended March 31, 2021 to $22.9 million for the three months ended March 31, 2022. The change was due to an increase in purchase volume of our M5, M5+ and S4 IVL catheters within the United States and internationally driven by increased adoption of our products and recovery from the impact of the COVID-19 pandemic in the prior year.
We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Product revenue, classified by the major geographic areas in which our products are shipped, was $78.5 million within the United States and $15.1 million for all other countries in the three months ended March 31, 2022 compared to $21.0 million within the United States and $10.9 million for all other countries in the three months ended March 31, 2021.
Cost of product revenue, gross profit and gross margin percentage
Cost of product revenue increased by $5.0 million, or 63%, from $7.9 million during the three months ended March 31, 2021 to $12.9 million during the three months ended March 31, 2022. Gross margin percentage improved to 86% for the three months ended March 31, 2022, compared to 75% for the three months ended March 31, 2021. This change in gross margin percentage was primarily due to a higher average selling price and lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to operations and production.
Research and development expenses
The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,		Change $	Change %
	2022	2021
	(in thousands)
Compensation and personnel-related costs	$10,534	$6,098	$4,436	73%
Clinical-related costs	1,906	2,519	(613)	(24)%
Materials and supplies	1,055	27	1,028	3,807%
Facilities and other allocated costs	2,023	1,032	991	96%
Outside consultants	1,028	467	561	120%
Other research and development costs	473	134	339	253%
Total research and development expenses	$17,019	$10,277	$6,742	66%
R&D expenses increased by $6.7 million, or 66%, from $10.3 million during the three months ended March 31, 2021 to $17.0 million during the three months ended March 31, 2022. The change was primarily due to a $4.4 million increase in compensation and personnel-related costs due to an increase in headcount, a $1.0 million increase in materials and supplies, a $1.0 million increase in facilities and other allocated costs due to increased information technology, rent and building expenditures, a $0.6 million increase in outside consultants, and a $0.3 million increase in other research and development costs. This was partially offset by a decrease in clinical-related costs of $0.6 million due to completion of patient enrollment for the majority of clinical trials.
Sales and marketing expenses
Sales and marketing expenses increased by $12.0 million, or 50%, from $24.0 million during the three months ended March 31, 2021 to $36.0 million during the three months ended March 31, 2022. The change was primarily due to a $6.8 million increase in compensation and personnel-related costs, resulting from increased headcount and commissions driven by increased sales of our products. There was also a $2.9 million increase in travel related costs, a $0.9 million increase in marketing and promotional costs, a $1.1 million increase in facilities and other allocated costs, a $0.3 million increase in professional services and consulting costs, and a $0.2 million increase in general corporate costs. This was partially offset by a $0.2 million decrease in materials and supplies.

General and administrative expenses
General and administrative expenses increased by $5.2 million, or 71%, from $7.2 million during the three months ended March 31, 2021 to $12.4 million during the three months ended March 31, 2022. The change was primarily due to a $2.3 million increase in compensation and personnel-related costs, a $0.7 million increase in general corporate costs, a $1.4 million increase in professional services and consulting costs, a $0.4 million increase in facilities and other allocated costs, and a $0.4 million increase in travel related costs.
Share in net loss of equity method investment
The decrease in share in net loss of equity method investment of $5.5 million for the three months ended March 31, 2022 was due to in-process research and development costs expensed in the three months ended March 31, 2021.
Interest expense
Interest expense of $0.3 million for the three months ended March 31, 2022 was related to our outstanding term loan which matures in December 2023. The term loan requires monthly repayments of principal starting in July 2022.
Other expense, net
Other expense, net increased by $0.1 million, or 32%, from $0.2 million during the three months ended March 31, 2021 to $0.3 million during the three months ended March 31, 2022. The increase in other expense was primarily due to increased foreign exchange losses, partially offset by an increase in interest income due to the increased interest rate environment.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds of $280.0 million that we received through the sales of our common stock in our public offerings, $10.0 million of private sales of our equity securities, payments received from customers using our products and to a lesser extent proceeds from our debt financings.
We have a number of ongoing clinical trials and expect to continue to make substantial investments in these trials and in additional clinical trials that are designed to provide clinical evidence of the safety and efficacy of our products. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among existing hospital accounts and physicians as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in R&D, regulatory affairs, and clinical studies to develop future generations of products based on our IVL Technology, support regulatory submissions, and demonstrate the clinical efficacy of our products. Moreover, we expect to continue to incur expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. Because of these and other factors, although we had positive net income for the quarter ended March 31, 2022, we had a net loss for the year ended December 31, 2021 and we may incur net losses and have negative cash flows from operations in the future.
As of March 31, 2022, we had $201.1 million in cash, cash equivalents and short-term investments and an accumulated deficit of $238.3 million. In the short term, we believe that our cash, cash equivalents and short-term investments will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including supporting working capital and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including:
•the cost, timing and results of our clinical trials and regulatory reviews;
•the cost of our research and development activities for new and modified products;
•the cost and timing of establishing sales, marketing and distribution capabilities;
•the terms and timing of any other collaborative, licensing and other arrangements that we may establish including any contract manufacturing arrangements;
•the timing, receipt and amount of sales from our current and potential products;
•the degree of success we experience in commercializing our products;
•the emergence of competing or complementary technologies;

•the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Manufacturing Purchase Obligations
We have engaged a contract manufacturer to produce and supply us with certain products. We have fixed commitments of approximately $11.1 million within the next twelve months.
Operating Leases
Our operating lease commitments mostly consist of our lease obligations for our Santa Clara headquarter office spaces. Our total operating lease commitments as of March 31, 2022 are approximately $55.6 million, of which $4.3 million is expected to be paid within the next twelve months.
There were no other material changes during the three months ended March 31, 2022 to our contractual obligations as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):	(in thousands)
Operating activities	$1,937	$(17,303)
Investing activities	(27,414)	27,086
Financing activities	2,520	(3,200)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,957)	$6,583
Operating activities
During the three months ended March 31, 2022, cash provided by operating activities was $1.9 million, attributable to a net income of $14.5 million, non-cash charges of $11.6 million, partially offset by a net change in our net operating assets and liabilities of $24.2 million. Non-cash charges of $11.6 million primarily consisted of $9.5 million in stock-based compensation, $1.0 million in depreciation and amortization, and $0.8 million in amortization of right-of-use assets. The change in our net operating assets and liabilities of $24.2 million was primarily due to a $10.4 million increase in accounts receivable due to an increase in sales, a $10.1 million increase in inventory driven by an increase in raw materials and finished goods inventory, and a $9.1 million decrease in accrued and other current liabilities resulting from payment of accrued bonuses and other compensation in the current quarter. These changes were partially offset by a $4.9 million increase in accounts payable due to the timing of vendor billings.

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
Investing activities
During the three months ended March 31, 2022, cash used in investing activities was $27.4 million, attributable to purchases of available-for-sale investments of $42.1 million and purchases of property and equipment of $3.3 million, partially offset by proceeds from maturities of available-for-sale investments of $18.0 million.
During the three months ended March 31, 2021, cash provided by investing activities was $27.1 million, attributable to proceeds from maturities of available-for-sale investments of $46.4 million, partially offset by purchase of available-for-sale investments of $15.3 million and purchase of property and equipment of $4.1 million.
Financing activities
During the three months ended March 31, 2022, cash provided by financing activities was $2.5 million, attributable to proceeds of $2.1 million from the issuance of shares under our employee stock purchase plan and proceeds of $0.4 million from stock option exercises.
During the three months ended March 31, 2021, cash used by financing activities was $3.2 million, attributable to payment of taxes withheld on net settled vesting of restricted stock units of $5.1 million, partially offset by $1.1 million in proceeds from the issuance of common stock under employee stock purchase plan and $0.8 million in proceeds from stock option exercises.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
There have been no significant changes in our critical accounting policies and assumptions associated with the greatest potential impact on our consolidated financial statements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Petitions for inter partes review (“IPR”) of U.S. Pat. Nos. 9,642,673, 8,956,371 and 8,728,091, which are three of our issued U.S. patents that relate to our current IVL technology, were filed in December 2018 at the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc. ("CSI"), one of our competitors. The PTAB instituted IPR proceedings for all three patents.
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
IPR proceedings relating to the ’371 patent remain pending before the PTAB on rehearing and have not yet been addressed by the Federal Circuit. Claim 5 of the ’371 patent was found to be valid, and all other claims remain valid and enforceable until a final decision is obtained from the PTAB, and any appeals have been exhausted. Upon the conclusion of such appeals, if we are unsuccessful in whole or in part, the ’371 patent proceedings could result in the loss or narrowing in scope of the ’371 patent, which could further limit our ability to stop others from using or commercializing products and technology similar or identical to ours. For more information regarding the risks presented by such proceedings, please see the section of our Annual Report on Form 10-K for the year ended December 31, 2021, titled “Risk Factors—Risks Related to Our Intellectual Property.”
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission on February 25, 2022. The risk factors described in our 2021 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2021 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*†	Amended and Restated Separation Pay Agreement with Doug Godshall.
10.2*†	Amended and Restated Form of Separation Pay Agreement for Executive Officers (Other than CEO).
10.3*	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and contained in Exhibit 101
_______________________________
*Filed herewith.
†Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
#     This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shockwave Medical, Inc.

Date: May 9, 2022	By:	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2022	By:	/s/ Trinh Phung
Trinh Phung
Vice President of Finance
(principal accounting officer)