Form 10-Q
period 2022-09-30
Shockwave Medical, Inc.
filed 2022-11-07
CIK 1642545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the registrant had 36,142,292 shares of common stock, $0.001 par value per share, outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, together with any updates in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. There may also be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Except to the extent required by law, we undertake no obligation to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30, 2022	December 31, 2021[1]

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,779	$89,209
Short-term investments	122,888	111,772
Accounts receivable, net	64,224	37,435
Inventory	68,974	42,978
Prepaid expenses and other current assets	11,393	4,508
Total current assets	395,258	285,902
Operating lease right-of-use assets	33,107	27,496
Property and equipment, net	39,265	24,361
Equity method investment	4,573	5,987
Other assets	3,606	1,936
TOTAL ASSETS	$475,809	$345,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,469	$3,520
Term notes, current portion	—	5,500
Accrued liabilities	49,492	40,870
Lease liability, current portion	1,260	1,738
Total current liabilities	54,221	51,628
Lease liability, noncurrent portion	38,532	28,321
Term notes, noncurrent portion	14,853	11,630
Related party contract liability, noncurrent portion	12,273	12,273
TOTAL LIABILITIES	119,879	103,852
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	36	35
Additional paid-in capital	535,230	494,806
Accumulated other comprehensive loss	(1,612)	(202)
Accumulated deficit	(177,724)	(252,809)
TOTAL STOCKHOLDERS’ EQUITY	355,930	241,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$475,809	$345,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1 The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$131,330	$65,155	$345,707	$152,963
Cost of revenue:
Cost of product revenue	17,874	10,949	47,494	28,775
Gross profit	113,456	54,206	298,213	124,188
Operating expenses:
Research and development	20,177	13,735	57,956	35,827
Sales and marketing	42,082	28,393	118,558	78,098
General and administrative	14,434	9,265	39,988	25,117
Total operating expenses	76,693	51,393	216,502	139,042
Income (loss) from operations	36,763	2,813	81,711	(14,854)
Income (loss) from equity method investment	97	(342)	(1,414)	(5,865)
Interest expense	(316)	(165)	(917)	(795)
Other expense, net	(1,423)	(280)	(3,206)	(369)
Net income (loss) before taxes	35,121	2,026	76,174	(21,883)
Income tax provision	118	78	1,089	195
Net income (loss)	$35,003	$1,948	$75,085	$(22,078)
Unrealized loss on available-for-sale securities	(275)	(17)	(1,410)	(16)
Total comprehensive income (loss)	$34,728	$1,931	$73,675	$(22,094)
Net income (loss) per share
Basic	$0.97	$0.06	$2.10	$(0.63)
Diluted	$0.92	$0.05	$1.99	$(0.63)
Shares used in computing net income (loss) per share
Basic	36,003,931	35,207,276	35,807,264	35,013,072
Diluted	37,948,049	37,567,176	37,813,107	35,013,072
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	35,444,472	$35	$494,806	$(202)	$(252,809)	$241,830
Exercise of stock options	54,913	1	390	—	—	391
Unrealized loss on available-for-sale securities	—	—	—	(815)	—	(815)
Issuance of common stock under employee stock purchase plan	14,172	—	2,135	—	—	2,135
Issuance of common stock in connection with vesting of restricted stock units	210,835	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(31)	—	(6)	—	—	(6)
Stock-based compensation	—	—	9,767	—	—	9,767
Net income	—	—	—	—	14,521	14,521
Balance — March 31, 2022	35,724,361	$36	$507,092	$(1,017)	$(238,288)	$267,823
Exercise of stock options	111,601	—	500	—	—	500
Unrealized loss on available-for-sale securities	—	—	—	(320)	—	(320)
Issuance of common stock in connection with vesting of restricted stock units	71,491	—	—	—	—	—
Stock-based compensation	—	—	11,504	—	—	11,504
Net income	—	—	—	—	25,561	25,561
Balance — June 30, 2022	35,907,453	$36	$519,096	$(1,337)	$(212,727)	$305,068
Exercise of stock options	170,620	—	1,303	—	—	1,303
Unrealized loss on available-for-sale securities	—	—	—	(275)	—	(275)
Issuance of common stock under employee stock purchase plan	15,473	—	2,352	—	—	2,352
Issuance of common stock in connection with vesting of restricted stock units	40,053	—	—	—	—	—
Stock-based compensation	—	—	12,479	—	—	12,479
Net income	—	—	—	—	35,003	35,003
Balance — September 30, 2022	36,133,599	$36	$535,230	$(1,612)	$(177,724)	$355,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	34,684,337	$35	$469,283	$9	$(243,673)	$225,654
Exercise of stock options	159,325	—	773	—	—	773
Unrealized gain on available-for-sale securities	—	—	—	7	—	7
Issuance of common stock under employee stock purchase plan	20,594	—	1,141	—	—	1,141
Issuance of common stock in connection with vesting of restricted stock units	107,237	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(42,529)	—	(5,114)	—	—	(5,114)
Stock-based compensation	—	—	5,394	—	—	5,394
Net loss	—	—	—	—	(23,601)	(23,601)
Balance — March 31, 2021	34,928,964	$35	$471,477	$16	$(267,274)	$204,254
Exercise of stock options	149,101	—	1,085	—	—	1,085
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Issuance of common stock in connection with vesting of restricted stock units	71,761	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(20,537)	—	(3,223)	—	—	(3,223)
Stock-based compensation	—	—	6,662	—	—	6,662
Net loss	—	—	—	—	(425)	(425)
Balance — June 30, 2021	35,129,289	$35	$476,001	$10	$(267,699)	$208,347
Exercise of stock options	122,615	—	691	—	—	691
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Issuance of common stock under employee stock purchase plan	16,239	—	1,696	—	—	1,696
Issuance of common stock in connection with vesting of restricted stock units	26,809	—	—	—	—	—
Stock-based compensation	—	—	7,626	—	—	7,626
Net income	—	—	—	—	1,948	1,948
Balance — September 30, 2021	35,294,952	$35	$486,014	$(7)	$(265,751)	$220,291
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,085	$(22,078)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	3,318	2,685
Loss from equity method investment	1,414	5,865
Stock-based compensation	32,247	19,049
Non-cash lease expense	2,300	1,184
Accretion of discount on available-for-sale securities	303	1,022
Amortization of debt issuance costs	473	357
Foreign currency remeasurement	2,887	—
Changes in operating assets and liabilities:
Accounts receivable	(27,113)	(18,277)
Inventory	(24,372)	(7,982)
Prepaid expenses and other current assets	(3,615)	(1,966)
Other assets	(1,174)	128
Accounts payable	109	2,168
Accrued and other current liabilities	4,377	13,011
Lease liabilities	(943)	(961)
Net cash provided by (used in) operating activities	65,296	(5,795)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(85,252)	(75,566)
Proceeds from maturities of available-for-sale securities	72,423	134,700
Purchase of property and equipment	(14,045)	(9,616)
Net cash (used in) provided by investing activities	(26,874)	49,518
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of taxes withheld on net settled vesting of restricted stock units	(6)	(8,337)
Proceeds from stock option exercises	1,672	2,549
Proceeds from issuance of common stock under employee stock purchase plan	4,487	2,837
Principal payments of term loan	(2,750)	—
Net cash provided by (used in) financing activities	3,403	(2,951)
Effect of exchange rate changes on cash and cash equivalents	(2,755)	—
Net increase in cash, cash equivalents and restricted cash	39,070	40,772
Cash, cash equivalents and restricted cash at beginning of period	90,874	51,873
Cash, cash equivalents and restricted cash equivalents at end of period	$129,944	$92,645
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$442	$440
Income tax paid	$1,415	$114
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchange for lease liability	$7,911	$5,406
Property and equipment purchases included in accounts payable and accrued liabilities	$6,221	$2,510
Equity method investment obtained in exchange for related party contract liability	$—	$12,273
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
In 2016, the Company began commercial and manufacturing operations, and began selling catheters based on the IVL technology. The Company’s headquarters are in Santa Clara, California. The Company is located and operates primarily in the United States and has seven wholly-owned foreign subsidiaries as of September 30, 2022. The unaudited condensed financial statements include the accounts of Shockwave Medical, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $250.7 million, which are available to fund future working capital requirements. The Company believes that its cash and cash equivalents as of September 30, 2022, will be sufficient for the Company to continue as a going concern for at least 12 months from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities and the scope, duration and continuing impact of the COVID-19 pandemic.
Risk and Uncertainties

Due to uncertainty in the macroeconomic environment, including in connection with the effects of COVID-19, increasing inflation and rising interest rates, there is ongoing disruption in the global economy and financial markets. The Company is subject to continuing risks and uncertainties as a result of the foregoing, and is closely monitoring the impact of the current macroeconomic environment and the COVID-19 pandemic on all aspects of its business, including the impacts on its customers, patients, employees, suppliers, vendors, business partners and distribution channels. Specifically, the Company continues to see some disruptions in the operations of certain of its third-party suppliers, resulting in increased lead-times, higher component costs and lower allocations for the Company’s purchase of some components. In certain cases, this has resulted in the Company being required to procure materials from alternate suppliers or incur higher logistical expenses. The Company is continuing to work closely with its manufacturing partners and suppliers to enable the Company to source key components and maintain appropriate inventory levels to meet customer demand. The Company, however, has not experienced material disruptions in its supply chain to date. The Company’s future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Annual Report”). As of the date of issuance of these condensed consolidated financial statements, the extent to which the current macroeconomic environment and the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the 2021 Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$127,779	$89,209
Restricted cash	2,165	1,665
Total cash, cash equivalents, and restricted cash	$129,944	$90,874
Restricted cash as of September 30, 2022 and December 31, 2021 relates to letters of credit established for the Company’s office leases and is recorded as other assets on the condensed consolidated balance sheets.
Equity Method Investments
Entities which the Company has significant influence over activities of the entity, but does not control, are accounted for under the equity method of accounting in accordance with Topic 323, Investments - Equity Method and Joint Ventures. The Company’s carrying value in the equity method investment is reported as equity method investment on the Company’s consolidated balance sheets. The Company records its proportionate share of the underlying income or loss which is recognized in earnings or loss from the equity method investment. The Company eliminates a portion of intra-entity profit to the extent the goods sold by the Company have not yet been sold through by the equity method investee to an end customer at the end of the reporting period. The profit earned by the Company from the equity method investee for items not yet sold through is eliminated through equity method earnings or loss which is recognized in income (loss) from equity method investment.

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
For products sold through direct sales representatives, control is transferred upon delivery to customers. For products sold to distributors internationally and products sold to customers that utilize stocking orders, control is transferred upon shipment or delivery to the customer’s named location, based on the contractual shipping terms. For consignment inventory, control is transferred at the time the IVL catheters are consumed in a procedure. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity, and not a separate performance obligation.
The Company may provide for the use of an IVL generator and connector cable under an agreement to customers at no charge to facilitate use of the IVL catheters. These agreements generally do not contain contractually enforceable minimum commitments and are generally cancellable by either party with 30 days notice.
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
Consideration received in advance of the satisfaction of a performance obligation is recognized as a contract liability. No license revenues were recognized for the three and nine months ended September 30, 2022.
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

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
3. Financial Instruments and Fair Value Measurements
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$100,124	$—	$—	$100,124
Money market funds	35,698	—	—	35,698
Commercial paper	—	6,999	—	6,999
Corporate bonds	—	15,765	—	15,765
Total assets	$135,822	$22,764	$—	$158,586

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$80,155	$—	$—	$80,155
Money market funds	47,541	—	—	47,541
Commercial paper	—	20,472	—	20,472
Corporate bonds	—	11,145	—	11,145
Total assets	$127,696	$31,617	$—	$159,313
4. Cash Equivalents and Short-Term Investments
The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$101,587	$—	$(1,463)	$100,124
Money market funds	35,698	—	—	35,698
Commercial paper	6,999	—	—	6,999
Corporate bonds	15,914	—	(149)	15,765
Total	$160,198	$—	$(1,612)	$158,586
Reported as:
Cash equivalents				$35,698
Short-term investments				122,888
Total				$158,586

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$80,353	$—	$(198)	$80,155
Money market funds	47,541	—	—	47,541
Commercial paper	20,472	—	—	20,472
Corporate bonds	11,149	—	(4)	11,145
Total	$159,515	$—	$(202)	$159,313
Reported as:
Cash equivalents				$47,541
Short-term investments				111,772
Total				$159,313
For the three and nine months ended September 30, 2022, there were no credit losses related to available-for-sales securities. The Company recognized no realized gains or losses on its cash equivalents and short-term investments in the periods presented.
The remaining contractual maturities of the Company’s cash equivalents and short-term investments were as follows:

September 30, 2022
Fair Value
(in thousands)
Money market funds	$35,698
One year or less	95,495
Greater than one year and less than two years	27,393
Total	$158,586
5. Balance Sheet Components
Inventory
Inventory consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw material	$17,438	$7,685
Work in progress	9,923	13,315
Finished goods	40,990	20,326
Consigned inventory	623	1,652
Total inventory	$68,974	$42,978

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Employee compensation	$26,671	$25,749
Research and development costs	4,172	4,605
Asset purchases	7,449	4,101
Professional services	3,663	2,636
Excise, sales, income and other taxes	2,747	1,232
Other	4,790	2,547
Total accrued liabilities	$49,492	$40,870
6. Commitments and Contingencies
Operating Leases
The Company’s operating leases consist of leased facilities for the Company’s headquarter offices, as well as for laboratory and manufacturing space. Also included in operating leases are leases for vehicles, for use by certain employees of the Company, which were not material for the periods presented.

The weighted average remaining lease term and discount rate used to measure the Company’s operating lease liabilities were 9.2 years and 5.2%, respectively. The Company estimated the discount rate using the incremental borrowing rate as the rate implicit in the lease was not readily determinable.

Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases. As of September 30, 2022, the Company has no material finance leases. Operating lease cost was $1.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Operating lease cost was $3.6 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively

As of September 30, 2022, the maturities of the payments due under the Company’s operating lease liabilities were as follows:

Years ending December 31,	(in thousands)
2022 (remainder)	$1,295
2023	5,238
2024	5,367
2025	5,526
2026	5,690
Thereafter	30,791
Total minimum lease payments	$53,907
Less: imputed interest and adjustments	(14,115)
Total lease liability	$39,792

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
7. Term Notes
Loan and Security Agreement
In February 2020, the Company entered into a First Amendment to its Loan and Security Agreement with Silicon Valley Bank (the “Amended SVB Credit Agreement”) to, among other things, refinance its then-existing term loan, which is accounted for as a modification of the Loan and Security Agreement. The Amended SVB Credit Agreement provided the Company with a supplemental term loan in the amount of $16.5 million. The principal amount outstanding under the supplemental term loan accrued interest at a floating per annum rate equal to the greater of (i) the Prime Rate minus 1.25% and (ii) 3.5%. The interest rate was 5.0% as of September 30, 2022.
The supplemental term loan was set to mature on December 1, 2023. The Amended SVB Credit Agreement provided an interest-only payment period through June 30, 2022.
The additional final payment for the Amended SVB Credit Agreement was $1.6 million, to be accrued over the term of the supplemental term loan using an effective interest rate that reflects the revised cash flows of the modified term loan.
The supplemental term loan was secured by all of the Company’s assets, excluding intellectual property and certain other assets. The loan contained customary affirmative and restrictive covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but did not include any financial covenants.
Current and noncurrent debt and net discount or premium balances were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Principal amount of term note	$13,750	$16,500
Net premium associated with accretion of final payment, and other debt issuance costs	1,103	630
Term note, current and noncurrent	14,853	17,130
Less term note, current portion	—	(5,500)
Term note, noncurrent portion	$14,853	$11,630
In October 2022, the Company's outstanding amounts under the Amended SVB Credit Agreement were refinanced on a long-term basis and are accordingly classified as term note, noncurrent as of September 30, 2022. See Note 13 for a discussion of the Company’s prepayment and termination of the credit facility under the Amended SVB Credit Agreement and entry into a new revolving credit facility.
8. Stock-Based Compensation
Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of product revenue	$388	$263	$1,559	$718
Research and development	2,695	1,686	7,409	4,343
Sales and marketing	4,901	3,051	13,241	7,693
General and administrative	3,748	2,387	10,038	6,295
Total stock-based compensation	$11,732	$7,387	$32,247	$19,049

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Stock-based compensation of $0.7 million and $0.2 million was capitalized into inventory for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation of $1.5 million and $0.6 million was capitalized into inventory for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.
2009 Equity Incentive Plan and 2019 Equity Incentive Plan
On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Company's Board of Directors (the “Board”) had the authority to issue stock options to employees, directors and consultants.
In February 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in connection with the Company's initial public offering (the “IPO”). As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units (“RSUs”). In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, which commenced on January 1, 2020, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Board. As of September 30, 2022, there were 4,809,697 shares available for issuance under the 2019 Plan.
Stock Options
Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2021	3,745,216	1,524,985	$6.01	5.76	$262,793
Awards authorized	1,063,334	—
Options exercised	—	(337,134)	6.51
Options cancelled	1,147	(1,147)	10.17
Balance, September 30, 2022	4,809,697	1,186,704	$5.86	4.87	$323,035
Vested and exercisable, September 30, 2022		1,141,273	$5.51	4.81	$311,066
Vested and expected to vest, September 30, 2022		1,186,704	$5.86	4.87	$323,035
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

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
these PRSUs is equal to the closing price of the Company’s common stock on the grant date. Compensation cost for PRSUs is recognized over the requisite service period based on the expected achievement of performance targets.
RSU and PRSU activity under the 2019 Plan is set forth below. Grant activity for all PRSUs is disclosed at target (100%):

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2021	1,156,683	$93.27	—	$—
RSUs granted	352,112	182.14	37,397	161.51
RSUs forfeited	(65,538)	135.86	—	—
RSUs vested	(322,379)	84.23	—	—
Balance, September 30, 2022	1,120,878	121.30	37,397	161.51
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $0.8 million and $0.3 million of stock-based compensation expense related to the ESPP for the three months ended September 30, 2022 and 2021, respectively. The Company recorded $1.6 million and $0.9 million of stock-based compensation expense related to the ESPP for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, a total of 1,197,296 shares were available for issuance under the ESPP.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
9. Net Income (Loss) Per Share
The components of basic and diluted net income (loss) per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$35,003	$1,948	$75,085	$(22,078)
Denominator:
Basic:
Weighted average number of common shares outstanding - basic	36,003,931	35,207,276	35,807,264	35,013,072
Diluted:
Weighted average number of common shares outstanding - basic	36,003,931	35,207,276	35,807,264	35,013,072
Dilutive effect of outstanding common stock options	1,250,350	1,645,968	1,348,908	—
Dilutive effect of restricted stock units	690,128	708,788	655,016	—
Dilutive effect of common stock pursuant to employee stock purchase plan	3,640	5,144	1,919	—
Weighted average number of common shares outstanding - diluted	37,948,049	37,567,176	37,813,107	35,013,072
Net income (loss) per share:
Basic	$0.97	$0.06	$2.10	$(0.63)
Diluted	$0.92	$0.05	$1.99	$(0.63)
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options issued and outstanding	—	—	—	1,641,099
Restricted stock units	17,318	18,539	5,966	1,163,859
Employee stock purchase plan	3,806	596	1,100	1,976
Total	21,124	19,135	7,066	2,806,934

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
10. Revenue
The following table represents the Company’s product revenue based on product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Coronary	$93,043	$47,165	$251,208	$99,175
Peripheral	37,045	17,725	91,783	52,659
Other	1,242	265	2,716	1,129
Product revenue	$131,330	$65,155	$345,707	$152,963
Coronary product revenue encompasses sales of the Company’s C2 catheters. Peripheral product revenue encompasses sales of the Company’s M5, M5+and S4 IVL catheters. Other product revenue encompasses sales of the Company’s generators and related accessories.
The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$110,502	$52,771	$289,117	$116,729
Europe	11,762	8,624	37,223	27,266
All other countries	9,066	3,760	19,367	8,968
Product revenue	$131,330	$65,155	$345,707	$152,963
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
On the same date, Genesis and the Company entered into a Share Subscription Agreement pursuant to which, among other things, the JV issued (i) 54,900 ordinary shares, which represents 55% of the total equity of the JV, to Genesis in exchange for a cash contribution of $15.0 million, of which 50% was paid upon signing and the remaining 50% was due within one year of signing, and (ii) 45,000 ordinary shares, which represents 45% of the total equity of the JV, to the Company as consideration for the Shockwave License Agreement (the “License Agreement”). Under the License Agreement, the Company has agreed to contribute to the JV an exclusive license under certain of the Company’s intellectual property rights to develop, manufacture, distribute and commercialize certain products in the PRC and is entitled to receive royalties on the sales of the licensed products in the PRC. Further, the Company entered into a Distribution Agreement, pursuant to which the Company has agreed to sell certain Company-manufactured products to the JV or a PRC subsidiary of the JV for commercialization and distribution in the PRC. In May 2022, the JV obtained regulatory approval from the China National Medical Products Administration to sell the Company-manufactured Shockwave IVL System with Shockwave C2, M5 and S4 IVL catheters in the PRC.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
The Company has accounted for its investment in the JV under the equity method of accounting. As of September 30, 2022, the carrying value of the Company’s investment in the JV was $4.6 million and the Company owned a 45% interest in the entity. The Company recognizes product revenue on sales to the JV in the current period and eliminates a portion of intra-entity profit to the extent the goods have not yet either been consumed by the JV for use in clinical trials, or sold by the JV to an end customer at the end of the reporting period. The profit earned by the Company from the JV for items not yet sold through to an end customer is eliminated through equity method earnings or loss which is recognized in income (loss) of equity method investment.
For the three months ended September 30, 2022 and 2021, the Company recognized product revenue of $3.2 million and nil, respectively, for products sold to the JV. For the nine months ended September 30, 2022 and 2021, the Company recognized product revenue of $6.1 million and nil, respectively, for products sold to the JV.
As of September 30, 2022, the Company eliminated $0.8 million of intra-entity profit, which was recorded as a reduction to equity method investment. There was no intra-entity profit deferral as of December 31, 2021. Accounts receivable from the JV was $3.2 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.
For the three months ended September 30, 2022 and 2021, the Company’s share in the income (loss) incurred by the equity method investment was income of $0.1 million and loss of $0.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s losses incurred by the equity method investment were $1.4 million and $5.9 million, respectively. Included in the income (loss) from the equity method investment for the three and nine months ended September 30, 2022 is the intra-entity profit elimination of $0.1 million and $0.8 million, respectively.
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
As of September 30, 2022, the associated manufacturing technology transfer to the JV has not yet been completed. The Company maintains a related party contract liability, noncurrent, of $12.3 million for the outstanding performance obligation. The Company will satisfy the outstanding performance obligation upon the completion of training provided by the Company to the JV, and successful regulatory approval for the JV manufactured product from the China National Medical Products Administration.
12. Income Taxes
On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate, adjusted for discrete items. The Company recognized income tax expense of $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company recognized income tax expense of $1.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense for the three and nine months ended September 30, 2022 reflects the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021.
The Company’s effective tax rate may be subject to fluctuation due to several factors, including the Company’s ability to accurately predict the pre-tax earnings in the various jurisdictions, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions and the effects of tax law changes.
While the Company has reported U.S. pre-tax income for the third quarter 2022, the Company has not yet been able to establish sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against all of its U.S. deferred tax assets. Once the Company establishes a sustained level of profitability and projects continued profitability, the Company may reverse a significant portion of its valuation allowance recorded against U.S. deferred tax assets, resulting in an income tax benefit.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
13. Subsequent Events
On October 19, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as swingline lender and an issuing lender, Wells Fargo Securities, LLC and Silicon Valley Bank, as joint lead arrangers and joint bookrunners, Silicon Valley Bank, as syndication agent, and the several lenders party thereto. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $175 million with the right to request increases to the revolving commitments (subject to certain conditions) of up to the greater of (x) $100 million or (y) the Company’s consolidated EBITDA for the four fiscal quarter period most recently ended prior to the date of such increase.
Concurrent with entering into the Credit Agreement, the Company drew down $25 million.
The revolving credit facility accrues for interest, at the election of the Company, at (A) the Base Rate (as defined below) plus a margin ranging from 0% to 1% depending on the Company's Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) (which rate is currently 0%) or (B) the applicable secured overnight financing rate (“SOFR”) plus a margin from 1% to 2%, depending on the Company's Consolidated Total Net Leverage Ratio (which rate is currently 1%). Base Rate means, at any time, the highest of (a) the Wells Fargo Bank, National Association's announced prime rate, (b) the federal funds rate plus 0.5% and (c) Term SOFR for a one-month tenor in effect on such day plus 1%. The Credit Agreement matures on October 19, 2027.
Concurrent with entering into the Credit Agreement, the Company prepaid in full all outstanding amounts and related expenses under the Amended SVB Credit Agreement, totaling $14.6 million, and terminated the credit facility thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the "2021 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our 2021 Annual Report, our actual results could differ materially from the results described in, or implied, by those forward-looking statements.
Overview
We are a medical device company focused on developing and commercializing products intended to transform the way calcified cardiovascular disease is treated. We aim to establish a new standard of care for medical device treatment of atherosclerotic cardiovascular disease through our differentiated and proprietary local delivery of sonic pressure waves for the treatment of calcified plaque, which we refer to as intravascular lithotripsy (“IVL”). Our IVL system (our “IVL System”), which leverages our IVL technology (our “IVL Technology”), is a minimally invasive, easy-to-use, and safe way to significantly improve outcomes for patients with calcified cardiovascular disease. We are currently selling the following products in a number of countries around the world where we have applicable regulatory approvals:
Products for the Treatment of Peripheral Artery Disease (“PAD”):
•Our Shockwave M5 IVL catheter (“M5 catheter”) and M5+ IVL catheter (“M5+ catheter”) are five-emitter catheters for use in our IVL System in medium diameter vessels for the treatment of PAD. The M5 catheter was CE-Marked in April 2018 and cleared by the U.S. Food and Drug Administration (“FDA”) in July 2018. The M5+ catheter was CE-Marked in November 2020 and cleared by the FDA in April 2021. In May 2022, we obtained regulatory approval, through our joint venture with Genesis MedTech International Private Limited (“Genesis”), from the China National Medical Products Administration (“NMPA”) to sell our M5 catheter in the People’s Republic of China, excluding the Special Administrative Regions of Hong Kong and Macau (the “PRC”).

•Our Shockwave S4 IVL catheter (“S4 catheter”) is a four-emitter catheter for use in our IVL System in small diameter vessels for the treatment of PAD. The S4 catheter was CE-Marked in April 2018. The second version of our S4 catheter was cleared by the FDA in August 2019 and accepted by our EU notified body in May 2020 for use in our IVL System. In May 2022, we obtained regulatory approval, through our joint venture with Genesis, from the NMPA to sell our S4 catheter in the PRC.

•Our Shockwave L6 IVL catheter (“L6 catheter”) is a six-emitter catheter for use in our IVL System in large diameter vessels for the treatment of PAD. Our L6 catheter was cleared by the FDA in August 2022 for use in our IVL System. We intend to commence a U.S. limited market release for our L6 catheter in the fourth quarter of 2022.
Product for the Treatment of Coronary Artery Disease (“CAD”):
•Our Shockwave C2 IVL catheter (“C2 catheter”) and C2+ IVL catheter (“C2+ catheter”) are two-emitter catheters for use in our IVL System for the treatment of CAD. The C2 catheter was CE-Marked in June 2018. In August 2019, we received the Breakthrough Device Designation from the FDA for our C2 catheter using our IVL System for the treatment of CAD. In August 2020, we submitted an application to the FDA for U.S. pre-market approval of our C2 catheter, which was approved by the FDA in February 2021. In March 2021, we submitted DISRUPT CAD III and DISRUPT CAD IV data to support our Shonin submission in Japan for our C2 catheter and received approval in March 2022. In May 2022, we obtained regulatory approval, through our joint venture with Genesis, from the NMPA to sell our C2 catheter in the PRC. The C2+ catheter, for which we are currently initiating a limited market release in select international locations, was CE-Marked in August 2022.
Our differentiated range of IVL catheters enables delivery of IVL therapy to diseased vasculature throughout the body for calcium modification. Our IVL catheters resemble in form a standard balloon angioplasty catheter, the device most commonly used by interventionalists. This familiarity makes our IVL System easy to learn, adopt and use on a day-to-day basis.

Since inception, we have focused on generating clinical data to demonstrate the safety and effectiveness of our IVL Technology. These initial studies have consistently shown low rates of complications regardless of which vessel was being studied. In addition to gaining regulatory approvals or clearances, the data from our clinical studies strengthen our ability to drive adoption of our IVL Technology across multiple therapies in existing and new market segments. Our past studies have also guided optimal IVL procedure technique and informed the design of our IVL System and future products in development. In addition, we have ongoing clinical programs across several products and indications, which, if successful, could allow us to expand commercialization of our products into new geographies and indications.
The first two indications that our IVL System addresses are PAD, the narrowing or blockage of vessels that carry blood from the heart to the extremities, and CAD, the narrowing or blockage of the arteries that supply blood to the heart. In the future, we see significant opportunity in the potential treatment of aortic stenosis, a condition where the heart’s aortic valve becomes increasingly calcified with age, causing it to narrow and obstruct blood flow from the heart.
We have adapted the use of lithotripsy to the cardiovascular field with the aim of creating what we believe is the safest, most effective means of addressing the growing challenge of cardiovascular calcification. Lithotripsy has been used to successfully treat kidney stones (deposits of hardened calcium) for over 30 years. By integrating lithotripsy into a device that resembles a standard balloon catheter, physicians can prepare, deliver, and treat calcified lesions using a familiar form factor, without disruption to their standard procedural workflow. Our differentiated IVL System works by delivering shockwaves through the entire depth of the artery wall, modifying calcium in the medial layer of the artery, not just at the superficial most intimal layer. The shockwaves crack this calcium and enable the stenotic artery to expand at low pressures, thereby minimizing complications inherent to traditional balloon dilations, such as dissections or perforations. Preparing the vessel with IVL facilitates optimal outcomes with other adjacent therapies, including stents and drug-eluting technologies. Using IVL also avoids complications associated with atherectomy devices such as dissection, perforation, and embolism.
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
For the three months ended September 30, 2022 and 2021, we generated product revenue of $131.3 million and $65.2 million, respectively, and income from operations of $36.8 million and $2.8 million, respectively. For the three months ended September 30, 2022 and 2021, 16% and 19%, respectively, of our product revenue was generated from customers located outside of the United States.
For the nine months ended September 30, 2022 and 2021, we generated product revenue of $345.7 million and $153.0 million, respectively, and income from operations of $81.7 million and a loss from operations of $14.9 million, respectively. For the nine months ended September 30, 2022 and 2021, 16% and 24%, respectively, of our product revenue was generated from customers located outside of the United States.
Since inception, we have incurred significant net losses. Although we had positive net income for the three and nine months ended September 30, 2022, we had a net loss for the year ended December 31, 2021. We may incur losses in the future, which may vary significantly from period to period. We expect to continue to incur significant expenses as we (i) expand our marketing efforts to increase adoption of our products, (ii) expand existing relationships with our customers, (iii) obtain regulatory clearances or approvals for our planned or future products, (iv) conduct clinical trials on our existing and planned or future products, and (v) develop new products or add new features to our existing products. We will need to continue to generate significant revenue in order to sustain profitability as we continue to grow our business. Even if we achieve profitability for any period, we cannot be sure that we will remain profitable for any substantial period of time.
To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our public offerings, private sales of equity securities and payments received from customers using our products. As of September 30, 2022, we had $250.7 million in cash, cash equivalents and short-term investments and an accumulated deficit of $177.7 million.

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
Quarantines, shelter-in-place and similar government orders have also impacted and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials. We have recently seen some disruptions in the operations of certain of our third-party suppliers, resulting in increased lead-times, higher component costs and lower allocations for our purchase of some components. In certain cases, we have incurred higher logistical expenses. We are continuing to work closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand. We, however, have not experienced material disruptions in our supply chain to date.
We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. In response to the COVID-19 pandemic, during 2020 and 2021, we limited access to our Santa Clara headquarters only to essential staff in manufacturing and limited support functions following appropriate hygiene and social distancing protocols. In the second quarter of 2021, certain other employees began to return to our headquarters, although we continue to review the impact of COVID-19 on employee safety.
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
Cost of product revenue
Cost of product revenue consists primarily of the costs of components for use in our products, the materials and labor that are used to produce our products, the manufacturing overhead that directly supports production and the depreciation relating to the equipment used in our IVL System to the extent that we loan generators to our hospital customers without charge to facilitate the use of our IVL catheters in their procedures. We depreciate equipment over a three-year period. We expect cost of product revenue to increase in absolute terms as our revenue grows.
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
General and administrative expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel, and stock-based compensation. Other general and administrative expenses consist of professional services fees, including legal, audit and tax fees, insurance costs, outside consultant fees and employee recruiting and training costs. Moreover, we incur expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and Securities and Exchange Commission (“SEC”) compliance and investor relations. We expect general and administrative expenses to increase in absolute dollars in future periods.
Income (loss) from equity method investment
Income (loss) from equity method investment, represents our proportionate share of the underlying income or loss incurred in connection with our joint venture with Genesis. Also included in income (loss) from equity method investment is the portion of intra-entity profit which is eliminated to the extent the goods have not yet either been consumed by the JV for use in clinical trials, or sold through by the JV to an end customer at the end of the reporting period.
Interest expense
Interest expense consists of the interest and amortization expense related to our Amended SVB Credit Agreement.
On October 19, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as swingline lender and issuing lender, Wells Fargo Securities, LLC and Silicon Valley Bank, as joint lead arrangers and joint bookrunners, Silicon Valley Bank, as syndication agent, and the several lenders party thereto. The Credit agreement provides a revolving line of credit facility in an aggregate principal amount of $175 million with the right to request increases to the revolving commitments (subject to certain conditions) of up to the greater of (x) $100 million or (y) the Company's consolidated EBITDA for the last four fiscal quarters prior to the measurement date.
Concurrent with entering into the Credit Agreement, the Company drew down $25 million. The Company also prepaid in full all outstanding amounts and related expenses under the Amended SVB Credit Agreement, totaling $14.6 million, and terminated the credit facility thereunder.
Other expense, net
Other expense, net consists of interest earned on our cash equivalents and short-term investments and the net impact of foreign exchange gains and losses.
Income tax provision
Income tax provision consists of income taxes from the U.S. and foreign jurisdictions. We have a full valuation allowance for our deferred tax assets, including net operating loss carryforwards and tax credits related primarily to R&D.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table shows our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change $	Change %
	2022	2021
	(in thousands, except percentages)
Revenue:
Product revenue	$131,330	$65,155	$66,175	102%
Cost of revenue:
Cost of product revenue	17,874	10,949	6,925	63%
Gross profit	113,456	54,206	59,250	109%
Operating expenses:
Research and development	20,177	13,735	6,442	47%
Sales and marketing	42,082	28,393	13,689	48%
General and administrative	14,434	9,265	5,169	56%
Total operating expenses	76,693	51,393	25,300	49%
Income from operations	36,763	2,813	33,950	*
Income (loss) from equity method investment	97	(342)	439	128%
Interest expense	(316)	(165)	151	92%
Other expense, net	(1,423)	(280)	1,143	408%
Net income before taxes	35,121	2,026	33,095	*
Income tax provision	118	78	40	51%
Net income	$35,003	$1,948	$33,055	*
* Not meaningful.

Product revenue
Product revenue increased by $66.2 million, or 102%, from $65.2 million during the three months ended September 30, 2021 to $131.3 million during the three months ended September 30, 2022.
The following table represents our product revenue based on product line:

	Three Months Ended September 30,		Change $	Change %
	2022	2021
	(in thousands, except percentages)
Coronary	$93,043	$47,165	$45,878	97%
Peripheral	37,045	17,725	19,320	109%
Other	1,242	265	977	369%
Product revenue	$131,330	$65,155	$66,175	102%
Coronary product revenue increased by $45.9 million, or 97%, from $47.2 million for the three months ended September 30, 2021 to $93.0 million for the three months ended September 30, 2022. In February 2021, we received FDA approval for our C2 catheters. The increase in coronary product revenue was primarily due to the commencement of sales of our C2 catheters in the United States, increased adoption of our products internationally, and continued recovery from the impact of the COVID-19 pandemic in the prior year.
Peripheral product revenue increased by $19.3 million, or 109%, from $17.7 million for the three months ended September 30, 2021 to $37.0 million for the three months ended September 30, 2022. The change was due to an increase in purchase volume of our M5, M5+ and S4 IVL catheters within the United States and internationally driven by increased adoption of our products and recovery from the impact of the COVID-19 pandemic in the prior year.
We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Product revenue, classified by the major geographic areas in which our products are shipped, was $110.5 million within the United States and $20.8 million for all other countries in the three months ended September 30, 2022 compared to $52.8 million within the United States and $12.4 million for all other countries in three months ended September 30, 2021.
Cost of product revenue, gross profit and gross margin percentage
Cost of product revenue increased by $6.9 million, or 63%, from $10.9 million during the three months ended September 30, 2021 to $17.9 million during the three months ended September 30, 2022. Gross margin percentage improved to 86% for the three months ended September 30, 2022, compared to 83% for the three months ended September 30, 2021. This change in gross margin percentage was primarily due to a higher average selling price and lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to operations and production.

Research and development expenses
The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,		Change $	Change %
	2022	2021
	(in thousands)
Compensation and personnel-related costs	$12,581	$7,835	$4,746	61%
Facilities and other allocated costs	2,418	1,504	914	61%
Materials and supplies	1,992	1,187	805	68%
Outside consultants	850	1,124	(274)	(24)%
Clinical-related costs	1,907	1,762	145	8%
Other research and development costs	429	323	106	33%
Total research and development expenses	$20,177	$13,735	$6,442	47%
R&D expenses increased by $6.4 million, or 47%, from $13.7 million during the three months ended September 30, 2021 to $20.2 million during the three months ended September 30, 2022. The change was primarily due to a $4.7 million increase in compensation and personnel-related costs due to an increase in headcount, a $0.9 million increase in facilities and other allocated costs due to increased information technology, rent and building expenditures, a $0.8 million increase in materials and supplies, a $0.3 million decrease in outside consultants, an increase in clinical-related costs of $0.1 million, and a $0.1 million increase in other R&D costs.
Sales and marketing expenses
Sales and marketing expenses increased by $13.7 million, or 48%, from $28.4 million during the three months ended September 30, 2021 to $42.1 million during the three months ended September 30, 2022. The change was primarily due to a $10.1 million increase in compensation and personnel-related costs, resulting from increased headcount and commissions driven by increased sales of our products. There was also a $2.0 million increase in travel related costs, a $1.4 million increase in marketing and promotional costs, a $0.7 million increase in facilities and other allocated costs, and a $0.1 million increase in general corporate costs. These increases were offset by a $0.5 million decrease in materials and supplies, and a $0.1 million decrease in professional services and consulting costs.
General and administrative expenses
General and administrative expenses increased by $5.2 million, or 56%, from $9.3 million during the three months ended September 30, 2021 to $14.4 million during the three months ended September 30, 2022. The change was primarily due to a $3.0 million increase in compensation and personnel-related costs, a $1.3 million increase in professional services and consulting costs, a $0.3 million increase in general corporate costs, a $0.3 million increase in facilities and other allocated costs due to increased information technology, rent and building expenditures, and a $0.3 million increase in travel related costs.
Income (loss) from equity method investment
The increase in income (loss) from equity method investment of $0.4 million for the three months ended September 30, 2022 was due to increased sales by the JV to end customers following the NMPA approval of products in the PRC, and the elimination of intra-entity profit for goods sold by us to the JV that have not yet been sold through by the JV to an end customer at the end of the reporting period.
Interest expense
Interest expense increased by $0.1 million, or 92%, from $0.2 million during the three months ended September 30, 2021 to $0.3 million during the three months ended September 30, 2022. The increase in interest expense was related to the outstanding term loan under the Amended SVB Credit Agreement, which required monthly repayments of principal starting in July 2022.
Other expense, net
Other expense, net increased by $1.1 million, or 408%, from $0.3 million during the three months ended September 30, 2021 to $1.4 million during the three months ended September 30, 2022. The increase in other expense was primarily due to increased foreign exchange losses, partially offset by an increase in interest income due to the increased interest rate environment.
Income tax provision
Income tax provision of $0.1 million for the three months ended September 30, 2022 primarily consisted of U.S. federal, state, and foreign income taxes. The income tax expense for the three months ended September 30, 2022 reflected the impact of a change in U.S. tax law, effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021. Income tax provision of $0.1 million for the three months ended September 30, 2021 primarily consisted of foreign income taxes.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table shows our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change $	Change %
	2022	2021
	(in thousands, except percentages)
Revenue:
Product revenue	$345,707	$152,963	$192,744	126%
Cost of revenue:
Cost of product revenue	47,494	28,775	18,719	65%
Gross profit	298,213	124,188	174,025	140%
Operating expenses:
Research and development	57,956	35,827	22,129	62%
Sales and marketing	118,558	78,098	40,460	52%
General and administrative	39,988	25,117	14,871	59%
Total operating expenses	216,502	139,042	77,460	56%
Income (loss) from operations	81,711	(14,854)	96,565	650%
Loss from equity method investment	(1,414)	(5,865)	(4,451)	(76)%
Interest expense	(917)	(795)	122	15%
Other expense, net	(3,206)	(369)	2,837	769%
Net income (loss) before taxes	76,174	(21,883)	98,057	448%
Income tax provision	1,089	195	894	458%
Net income (loss)	$75,085	$(22,078)	$97,163	440%

Product revenue
Product revenue increased by $192.7 million, or 126%, from $153.0 million during the nine months ended September 30, 2021 to $345.7 million during the nine months ended September 30, 2022.
The following table represents our product revenue based on product line:

	Nine Months Ended September 30,		Change $	Change %
	2022	2021
	(in thousands, except percentages)
Coronary	$251,208	$99,175	$152,033	153%
Peripheral	91,783	52,659	39,124	74%
Other	2,716	1,129	1,587	141%
Product revenue	$345,707	$152,963	$192,744	126%
Coronary product revenue increased by $152.0 million, or 153%, from $99.2 million for the nine months ended September 30, 2021 to $251.2 million for the nine months ended September 30, 2022. In February 2021, we received FDA approval for our C2 catheters. The increase in coronary product revenue was primarily due to the commencement of sales of our C2 catheters in the United States, increased adoption of our products internationally, and continued recovery from the impact of the COVID-19 pandemic in the prior year.
Peripheral product revenue increased by $39.1 million, or 74%, from $52.7 million for the nine months ended September 30, 2021 to $91.8 million for the nine months ended September 30, 2022. The change was due to an increase in purchase volume of our M5, M5+ and S4 IVL catheters within the United States and internationally driven by increased adoption of our products and recovery from the impact of the COVID-19 pandemic in the prior year.
We sold to a greater number of customers in the United States and to a greater number of distributors internationally for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Product revenue, classified by the major geographic areas in which our products are shipped, was $289.1 million within the United States and $56.6 million for all other countries in the nine months ended September 30, 2022, compared to $116.7 million within the United States and $36.3 million for all other countries in the nine months ended September 30, 2021.
Cost of product revenue, gross profit and gross margin percentage
Cost of product revenue increased by $18.7 million, or 65%, from $28.8 million during the nine months ended September 30, 2021 to $47.5 million during the nine months ended September 30, 2022. Gross margin percentage improved to 86% for the nine months ended September 30, 2022, compared to 81% for the nine months ended September 30, 2021. This change in gross margin percentage was primarily due to a higher average selling price and lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to operations and production.

Research and development expenses
The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,		Change $	Change %
	2022	2021
	(in thousands)
Compensation and personnel-related costs	$34,774	$20,873	$13,901	67%
Materials and supplies	5,906	2,149	3,757	175%
Facilities and other allocated costs	6,718	3,862	2,856	74%
Other research and development costs	1,319	712	607	85%
Clinical-related costs	6,609	6,086	523	9%
Outside consultants	2,630	2,145	485	23%
Total research and development expenses	$57,956	$35,827	$22,129	62%
R&D expenses increased by $22.1 million, or 62%, from $35.8 million during the nine months ended September 30, 2021 to $58.0 million during the nine months ended September 30, 2022. The change was primarily due to a $13.9 million increase in compensation and personnel-related costs due to an increase in headcount, a $3.8 million increase in materials and supplies, a $2.9 million increase in facilities and other allocated costs due to increased information technology, rent and building expenditures, a $0.6 million increase in other R&D costs, an increase in clinical-related costs of $0.5 million, and a $0.5 million increase in outside consultants.
Sales and marketing expenses
Sales and marketing expenses increased by $40.5 million, or 52%, from $78.1 million during the nine months ended September 30, 2021 to $118.6 million during the nine months ended September 30, 2022. The change was primarily due to a $27.3 million increase in compensation and personnel-related costs, resulting from increased headcount and commissions driven by increased sales of our products. There was also a $7.1 million increase in travel related costs, a $3.2 million increase in marketing and promotional costs, a $3.0 million increase in facilities and other allocated costs, a $0.4 million increase in general corporate costs, a $0.3 million increase in professional services and consulting costs, and a $0.1 million increase in recruiting and training costs. This was partially offset by a $0.9 million decrease in materials and supplies.
General and administrative expenses
General and administrative expenses increased by $14.9 million, or 59%, from $25.1 million during the nine months ended September 30, 2021 to $40.0 million during the nine months ended September 30, 2022. The change was primarily due to a $7.9 million increase in compensation and personnel-related costs, a $3.5 million increase in professional services and consulting costs, a $1.6 million increase in general corporate costs, a $1.1 million increase in facilities and other allocated costs, a $0.6 million increase in travel related costs, and a $0.2 million increase in recruiting and training costs.
Loss from equity method investment
The decrease in loss from equity method investment of $4.5 million for the nine months ended September 30, 2022 was due to in-process R&D costs expensed in the nine months ended September 30, 2022, partially offset by increased sales by the JV to end customers following the NMPA approval of products in the PRC, and the elimination of intra-entity profit for goods sold by us to the JV to an end customer at the end of the reporting period.
Interest expense
Interest expense increased by $0.1 million, or 15%, from $0.8 million during the nine months ended September 30, 2021 to $0.9 million during the nine months ended September 30, 2022. The increase in interest expense was related to the outstanding term loan under the Amended SVB Credit Agreement, which required monthly repayments of principal starting in July 2022.
Other expense, net
Other expense, net increased by $2.8 million, or 769%, from $0.4 million during the nine months ended September 30, 2021 to $3.2 million during the nine months ended September 30, 2022. The increase in other expense was primarily due to increased foreign exchange losses, partially offset by an increase in interest income due to the increased interest rate environment.
Income tax provision
Income tax provision of $1.1 million for the nine months ended September 30, 2022 primarily consisted of U.S. federal and state income taxes. The income tax expense for the nine months ended September 30, 2022 reflected the impact of a change in U.S. tax law, effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021. Income tax provision of $0.2 million for the nine months ended September 30, 2021 primarily consisted of foreign income taxes.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds of $280.0 million that we received through the sale of our common stock in our public offerings, $10.0 million from private sales of our equity securities, payments received from customers using our products and to a lesser extent proceeds from our debt financings.
We have a number of ongoing clinical trials and expect to continue to make substantial investments in these trials and in additional clinical trials that are designed to provide clinical evidence of the safety and efficacy of our products. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among existing hospital accounts and physicians as well as to broaden awareness of our products to new hospitals. We also expect to continue to make investments in R&D, regulatory affairs, and clinical studies to develop future generations of products based on our IVL Technology, support regulatory submissions, and demonstrate the clinical efficacy of our products. Moreover, we expect to continue to incur expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. Because of these and other factors, although we had positive net income for the quarter ended September 30, 2022, we had a net loss for the year ended December 31, 2021 and we may incur net losses and have negative cash flows from operations in the future.
As of September 30, 2022, we had $250.7 million in cash, cash equivalents and short-term investments and an accumulated deficit of $177.7 million. In the short term, we believe that our cash, cash equivalents and short-term investments will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including supporting working capital and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including but not limited to:
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
Debt, Principal, and Interest
As of September 30, 2022, our debt, principal and interest commitments consist of our debt obligations under the Amended SVB Credit Facility. As of September 30, 2022, we had debt, principal, and interest commitments of $15.8 million.
On October 19, 2022, the Company entered into the Credit Agreement, which provides for a revolving credit facility in an aggregate principal amount of $175 million with the right to request increases to the revolving commitments (subject to certain conditions) of up to the greater of (x) $100 million or (y) the Company’s consolidated EBITDA for the four fiscal quarter period most recently ended prior to the date of such increase.
Concurrent with entering into the Credit Agreement, the Company drew down $25 million. The Company also prepaid in full all outstanding amounts and related expenses under the Amended SVB Credit Agreement, totaling $14.6 million, and terminated the credit facility thereunder.
The Credit Agreement is secured by all of the Company’s assets, excluding intellectual property and certain other assets. The Credit Agreement is subject to customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, and pay any dividend or make any distributions to stockholders.
Manufacturing Purchase Obligations
We have engaged a contract manufacturer to produce and supply us with certain products. We have fixed commitments of approximately $1.1 million within the next twelve months.
Operating Leases
Our operating lease commitments mostly consist of our lease obligations for our Santa Clara headquarter office spaces, as well as for laboratory and manufacturing space. Our total operating lease commitments as of September 30, 2022 are approximately $53.9 million, of which $5.2 million is expected to be paid within the next twelve months.
There were no other material changes during the nine months ended September 30, 2022 to our contractual obligations as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):	(in thousands)
Operating activities	$65,296	$(5,795)
Investing activities	(26,874)	49,518
Financing activities	3,403	(2,951)
Effect of exchange rate changes on cash and cash equivalents	(2,755)	—
Net increase in cash, cash equivalents and restricted cash	$39,070	$40,772
Operating activities
During the nine months ended September 30, 2022, cash provided by operating activities was $65.3 million, attributable to a net income of $75.1 million, and non-cash charges of $42.9 million, partially offset by a net change in our net operating assets and liabilities of $52.7 million. Non-cash charges of $42.9 million primarily consisted of $32.2 million in stock-based compensation, $3.3 million in depreciation and amortization, and $2.3 million in non-cash lease expense. The change in our net operating assets and liabilities of $52.7 million was primarily due to a $27.1 million increase in accounts receivable due to an increase in sales, and a $24.4 million increase in inventory driven by an increase in raw materials and finished goods inventory. These changes were partially offset by a $4.4 million increase in accrued and other current liabilities.
During the nine months ended September 30, 2021, cash used in operating activities was $5.8 million, attributable to a net loss of $22.1 million, and non-cash charges of $30.2 million, partially offset by a net change in our net operating assets and liabilities of $13.9 million. Non-cash charges primarily consisted of $19.0 million in stock-based compensation, $5.9 million in share in net loss of equity method investment, $2.7 million in depreciation and amortization, $1.2 million in non-cash lease expense, $1.0 million in accretion of discount on available-for-sale securities, and $0.4 million in amortization of debt issuance costs. The change in our net operating assets and liabilities was primarily due to an $18.3 million increase in accounts receivable due to an increase in sales, an $8.0 million increase in inventory driven by an increase in work in progress inventory, a $2.0 million increase in prepaid expenses and other current assets, and a $1.0 million decrease in lease liability. These changes were partially offset by a $13.0 million increase in accrued and other current liabilities resulting from expansion of our operating activities and accrued employee compensation driven by increased headcount, a $2.2 million increase in accounts payable due to the timing of vendor billings and payments, and a decrease in other assets of $0.1 million.
Investing activities
During the nine months ended September 30, 2022, cash used in investing activities was $26.9 million, attributable to purchases of available-for-sale investments of $85.3 million and purchases of property and equipment of $14.0 million, partially offset by proceeds from maturities of available-for-sale investments of $72.4 million.
During the nine months ended September 30, 2021, cash provided by investing activities was $49.5 million, attributable to proceeds from maturities of available-for-sale investments of $134.7 million, partially offset by purchases of available-for-sale investments of $75.6 million and purchases of property and equipment of $9.6 million.
Financing activities
During the nine months ended September 30, 2022, cash provided by financing activities was $3.4 million, attributable to proceeds of $4.5 million from the issuance of shares under our employee stock purchase plan and proceeds of $1.7 million from stock option exercises, partially offset by $2.8 million in principal term loan payments under the Amended SVB Credit Agreement.

During the nine months ended September 30, 2021, cash used in financing activities was $3.0 million, attributable to $8.3 million of payment of taxes withheld on net settled vesting of restricted stock units, partially offset by proceeds of $2.8 million from issuance of shares under our employee stock purchase plan and proceeds of $2.5 million from stock option exercises.
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
There have been no significant changes in our critical accounting policies and assumptions associated with the greatest potential impact on our consolidated financial statements as disclosed in our 2021 Annual Report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2021 Annual Report.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Petitions for inter partes review (“IPR”) of U.S. Pat. No. 9,642,673 (the “’673 patent”), U.S. Pat. No. 8,956,371 (the “’371 patent”) and U.S. Pat. No. 8,728,091 (the “’091 patent”), which are three of our issued U.S. patents that relate to our current IVL technology, were filed in December 2018 at the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc. (“CSI”), one of our competitors. The PTAB instituted IPR proceedings for all three patents and held oral hearings in April 2020. The IPR proceedings initiated by CSI for the ’091 patent and the ’673 patent are concluded and resulted in the loss in scope of these two patents, which may limit our ability to stop others from using or commercializing products and technology similar or identical to ours.
On July 8, 2020, the PTAB ruled that one claim (“Claim 5”) in the ’371 patent is valid and ruled that all other claims in the ’371 patent are invalid. On August 27, 2020, further briefing by the parties was requested by the PTAB in the ’371 patent proceeding to assess whether recent guidance from the USPTO relating to “applicant admitted prior art” impacted the PTAB’s decision in the ’371 patent proceeding. In addition, the PTAB reset the time for commencement of an appeal in the ’371 patent proceeding pending the entry of a final decision after the requested briefing. The requested briefing is complete and the PTAB’s decision is pending. On March 9, 2022, the PTAB issued an order authorizing us to file a motion for additional discovery. On March 23, 2022, we filed a motion for additional discovery, relating to additional information publicized by CSI after the PTAB's decision on the patents, which the PTAB has not yet ruled on. Subject to the final PTAB decision regarding the ’371 patent proceeding, we anticipate appealing this ruling to the U.S. Court of Appeals for the Federal Circuit.
Accordingly, IPR proceedings relating to the ’371 patent remain pending before the PTAB on rehearing. Claim 5 of the ’371 patent was found to be valid, and all other claims remain valid and enforceable until a final decision is obtained from the PTAB, and any appeals have been exhausted. Upon the conclusion of such appeals, if we are unsuccessful in whole or in part, the ’371 patent proceedings could result in the loss or narrowing in scope of the ’371 patent, which could further limit our ability to stop others from using or commercializing products and technology similar or identical to ours. For more information regarding the risks presented by such proceedings, please see the section of our 2021 Annual Report, titled “Risk Factors—Risks Related to Our Intellectual Property.”
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2021 Annual Report. The risk factors described in our 2021 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2021 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101
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

Shockwave Medical, Inc.

Date: November 7, 2022	By:	/s/ Douglas Godshall
Douglas Godshall
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2022	By:	/s/ Trinh Phung
Trinh Phung
Vice President of Finance
(principal accounting officer)