Form 10-Q
period 2023-06-30
Shockwave Medical, Inc.
filed 2023-08-07
CIK 1642545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, the registrant had 36,750,397 shares of common stock, $0.001 par value per share, outstanding.

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
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•the impact of macroeconomic conditions, including inflation, rising interest rates, the federal budget, instability in the global banking system and volatile market conditions, and global events on our operations, financial results, liquidity and capital resources, sales, expenses, supply chain, manufacturing, research and development activities, clinical trials and employees.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, together with any updates in the section titled “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in this Quarterly Report on Form 10-Q, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. There may also be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Except to the extent required by law, we undertake no obligation to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2023	December 31, 2022[1]

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,458	$156,586
Short-term investments	117,131	147,907
Accounts receivable, net	96,562	71,366
Inventory	92,093	75,112
Prepaid expenses and other current assets	9,118	8,292
Total current assets	456,362	459,263
Operating lease right-of-use assets	31,117	32,365
Property and equipment, net	59,803	48,152
Equity method investment	2,543	3,512
Intangible assets, net	94,692	—
Goodwill	39,789	—
Deferred tax assets	94,699	97,568
Other assets	7,599	5,229
TOTAL ASSETS	$786,604	$646,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,869	$6,721
Accrued liabilities	65,769	55,375
Lease liability, current portion	1,582	1,278
Total current liabilities	80,220	63,374
Lease liability, noncurrent portion	33,205	34,928
Debt, noncurrent portion	24,266	24,198
Related party contract liability, noncurrent portion	12,273	12,273
Deferred tax liabilities	10,421	—
Other liabilities	9,307	—
TOTAL LIABILITIES	169,692	134,773
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	37	36
Additional paid-in capital	586,092	548,960
Accumulated other comprehensive loss	(391)	(867)
Retained earnings (accumulated deficit)	31,174	(36,813)
TOTAL STOCKHOLDERS’ EQUITY	616,912	511,316
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,604	$646,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
1 The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements as of that date.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$180,165	$120,746	$341,231	$214,377
Cost of revenue:
Cost of product revenue	24,493	16,730	45,559	29,620
Gross profit	155,672	104,016	295,672	184,757
Operating expenses:
Research and development	36,829	20,760	63,800	37,779
Sales and marketing	56,738	40,515	110,749	76,476
General and administrative	29,731	13,165	48,935	25,554
Total operating expenses	123,298	74,440	223,484	139,809
Income from operations	32,374	29,576	72,188	44,948
Loss from equity method investment	(146)	(1,464)	(969)	(1,511)
Interest expense	(810)	(304)	(1,446)	(601)
Other income (expense), net	1,586	(1,473)	3,968	(1,783)
Net income before taxes	33,004	26,335	73,741	41,053
Income tax provision	4,142	774	5,754	971
Net income	$28,862	$25,561	$67,987	$40,082
Unrealized gain (loss) on available-for-sale securities	(24)	(320)	481	(1,135)
Adjustment for net gain realized and included in other income	—	—	(5)	—
Total comprehensive income	$28,838	$25,241	$68,463	$38,947
Net income per share
Basic	$0.79	$0.71	$1.86	$1.12
Diluted	$0.76	$0.68	$1.78	$1.06
Shares used in computing net income per share
Basic	36,663,327	35,825,947	36,545,948	35,707,301
Diluted	38,226,153	37,690,094	38,139,948	37,690,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances — December 31, 2022	36,235,546	$36	$548,960	$(867)	$(36,813)	$511,316
Exercise of stock options	77,230	1	319	—	—	320
Unrealized gain on available-for-sale securities, net of tax	—	—	—	505	—	505
Net gain reclassified from accumulated other comprehensive income	—	—	—	(5)	—	(5)
Issuance of common stock under employee stock purchase plan	19,124	—	3,092	—	—	3,092
Issuance of common stock in connection with vesting of restricted stock units	257,624	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(19)	—	(3)	—	—	(3)
Stock-based compensation	—	—	16,337	—	—	16,337
Net income	—	—	—	—	39,125	39,125
Balances — March 31, 2023	36,589,505	$37	$568,705	$(367)	$2,312	$570,687
Exercise of stock options	48,282	—	403	—	—	403
Unrealized loss on available-for-sale securities	—	—	—	(24)	—	(24)
Issuance of common stock in connection with vesting of restricted stock units	90,837	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(7)	—	(4)	—	—	(4)
Stock-based compensation	—	—	16,988	—	—	16,988
Net income	—	—	—	—	28,862	28,862
Balances — June 30, 2023	36,728,617	$37	$586,092	$(391)	$31,174	$616,912
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances — December 31, 2021	35,444,472	$35	$494,806	$(202)	$(252,809)	$241,830
Exercise of stock options	54,913	1	390	—	—	391
Unrealized loss on available-for-sale securities	—	—	—	(815)	—	(815)
Issuance of common stock under employee stock purchase plan	14,172	—	2,135	—	—	2,135
Issuance of common stock in connection with vesting of restricted stock units	210,835	—	—	—	—	—
Taxes withheld on net settled vesting of restricted stock units	(31)	—	(6)	—	—	(6)
Stock-based compensation	—	—	9,767	—	—	9,767
Net income	—	—	—	—	14,521	14,521
Balances — March 31, 2022	35,724,361	$36	$507,092	$(1,017)	$(238,288)	$267,823
Exercise of stock options	111,601	—	500	—	—	500
Unrealized loss on available-for-sale securities	—	—	—	(320)	—	(320)
Issuance of common stock in connection with vesting of restricted stock units	71,491	—	—	—	—	—
Stock-based compensation	—	—	11,504	—	—	11,504
Net income	—	—	—	—	25,561	25,561
Balances — June 30, 2022	35,907,453	$36	$519,096	$(1,337)	$(212,727)	$305,068
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHOCKWAVE MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,987	$40,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,274	2,060
Loss from equity method investment	969	1,511
Stock-based compensation	33,013	20,515
Non-cash lease expense	1,561	1,537
Amortization of premium and discount on available-for-sale securities	(1,343)	354
Loss on write down of fixed assets	26	—
Deferred income taxes	1,939	—
Amortization of debt issuance costs	68	310
Foreign currency remeasurement	(773)	1,540
Changes in operating assets and liabilities:
Accounts receivable	(23,563)	(22,477)
Inventory	(15,683)	(16,222)
Prepaid expenses and other current assets	13	(2,774)
Other assets	(3,057)	(430)
Accounts payable	3,991	1,160
Accrued and other current liabilities	6,019	3,942
Lease liabilities	(1,742)	(300)
Net cash provided by operating activities	73,699	30,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(55,739)	(52,633)
Proceeds from maturities of available-for-sale securities	88,500	37,923
Purchase of property and equipment	(15,936)	(6,888)
Business combination, net of cash acquired	(94,411)	—
Net cash used in investing activities	(77,586)	(21,598)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of taxes withheld on net settled vesting of restricted stock units	(7)	(6)
Proceeds from stock option exercises	723	891
Proceeds from issuance of common stock under employee stock purchase plan	3,092	2,135
Principal payment of debt	(80,000)	—
Proceeds from debt financing	80,000	—
Payment of assumed warrant liability	(16,240)	—
Net cash (used in) provided by financing activities	(12,432)	3,020
Effect of exchange rate changes on cash and cash equivalents	470	(1,526)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,849)	10,704
Cash, cash equivalents and restricted cash at beginning of period	158,302	90,874
Cash, cash equivalents and restricted cash equivalents at end of period	$142,453	$101,578
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,386	$292
Income tax paid	$4,523	$382
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$4,778	$5,059
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
In 2016, the Company began commercial and manufacturing operations, and began selling catheters based on the IVL technology. The Company is headquartered in Santa Clara, California and operates primarily in the United States. The unaudited condensed financial statements include the accounts of Shockwave Medical, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $258.6 million, which are available to fund future working capital requirements, investments, acquisitions, or repayments of credit facilities. The Company believes that its cash, cash equivalents, and short-term investments as of June 30, 2023, will be sufficient for the Company to continue as a going concern for at least 12 months from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”). The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, and the timing and cost of establishing additional sales and marketing capabilities and the scope.
Risk and Uncertainties
The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, rising interest rates, the federal budget and instability in the global banking system, geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, and supply chain disruptions. The Company is closely monitoring the impact of these factors on all aspects of its business, including the impacts on its customers, patients, employees, suppliers, vendors, business partners and distribution channels.
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
The Company’s future results of operations and liquidity could be adversely impacted by a variety of factors, including those discussed in the section titled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “2022 Annual Report”), together with any updates in the section titled “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in this Quarterly Report on Form 10-Q. As of the date of issuance of these condensed consolidated financial statements, the extent to which the current macroeconomic environment may materially impact the Company’s financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the 2022 Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
	(in thousands)
Cash and cash equivalents	$141,458	$99,913
Restricted cash	995	1,665
Total cash, cash equivalents, and restricted cash	$142,453	$101,578
Restricted cash as of June 30, 2023 and December 31, 2022 relates to corporate credit card security, customer bank guarantee security, and letters of credit established for the real property leases relating to the Company’s office buildings, and is recorded as other assets on the condensed consolidated balance sheets.
Equity Method Investments
Entities for which the Company has significant influence over the activities of the entity, but does not control, are accounted for under the equity method of accounting in accordance with Topic 323, Investments - Equity Method and Joint Ventures. The Company’s carrying value in the equity method investment is reported as equity method investment on the Company’s consolidated balance sheets. The Company records its proportionate share of the underlying income or loss which is recognized in earnings or loss from the equity method investment. The Company eliminates a portion of intra-entity profit to the extent the goods sold by the Company have not yet been sold through by the equity method investee to an end customer at the end of the reporting period. The profit earned by the Company from the equity method investee for items not yet sold through is eliminated through equity method earnings or loss which is recognized in income (loss) from equity method investment.
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

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
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
Consideration received in advance of the satisfaction of a performance obligation is recognized as a contract liability. No license revenues were recognized for the three and six months ended June 30, 2023.
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
Business combinations
The Company applies the provisions of ASC 805, Business Combinations, in accounting of its acquisitions. ASC 805 requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired uncertain tax positions after the measurement period be recognized as a component of provision for taxes.
When an integrated set of assets and activities does not meet the practical screen test and otherwise meets the definition of a “business” under ASC 805, the Company accounts for such acquisitions as business combinations. The purchase price of an acquisition is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company bases the estimated fair value of identifiable intangible assets acquired in an acquisition on independent third-party valuations that use information and assumptions provided by the Company's management and considers inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the provisional amounts of assets acquired and liabilities assumed with the

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in earnings.
In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date and therefore are also provisional by nature. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill if identified within the measurement period.
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other, the acquired goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs annual impairment reviews of its goodwill balance during the fourth fiscal quarter or more frequently if business factors indicate. In testing for impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. The Company did not incur any goodwill impairment losses during the six months ended June 30, 2023.
In-process research and development
Intangible assets related to in-process research and development costs (“IPR&D”) are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived intangible assets and would then be amortized based on their respective estimated useful lives at that point in time. Prior to the completion or abandonment of the associated research and development efforts, the assets are not amortized but are tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.
During the fourth fiscal quarter and if business factors indicate more frequently, the Company performs an assessment of the qualitative factors affecting the fair value of its IPR&D projects. If the fair value exceeds the carrying value, there is no impairment. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of an asset to its carrying value, without consideration of any recoverability test.
Intangible assets
Amortizable intangible assets include customer relationships and developed technology acquired as part of the business combination. Customer relationships and developed technology acquired through business combinations subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from five to 20 years. All intangible assets subject to amortization are reviewed for impairment during the fourth fiscal quarter or more frequently if business factors indicate in accordance with Topic 360, Property, Plant and Equipment.
Contingent Consideration Liabilities Related to Business Combination
At each reporting period, the Company evaluates the likelihood of any expected future payments and the associated discount rate to determine the fair value of the contingent consideration. The Company remeasures the fair value of contingent consideration liabilities each reporting period, based on new developments, and records any necessary adjustments as a component of total operating expenses within the condensed consolidated statements of operations until either the contingent consideration obligation is satisfied through payment upon the achievement of, or the obligation no longer exists due to the failure to achieve, the specified milestones. Contingent consideration liabilities are recorded within other liabilities in the condensed consolidated balance sheets.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
3. Financial Instruments and Fair Value Measurements
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$55,390	$—	$—	$55,390
Money market funds	30,129	—	—	30,129
Commercial paper	—	30,137	—	30,137
Corporate bonds	—	12,121	—	12,121
U.S. agency securities	—	13,779	—	13,779
Asset-backed securities	—	5,704	—	5,704
Total assets	$85,519	$61,741	$—	$147,260
Liabilities:
Contingent consideration liability	$—	$—	$9,307	$9,307
Total liabilities	$—	$—	$9,307	$9,307

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
U.S. Treasury securities	$111,631	$—	$—	$111,631
Money market funds	12,076	—	—	12,076
Commercial paper	—	8,039	—	8,039
Corporate bonds	—	18,808	—	18,808
U.S. agency securities	—	9,429	—	9,429
Total assets	$123,707	$36,276	$—	$159,983
Contingent Consideration Liabilities Related to Business Combination
In connection with the acquisition of Neovasc Inc. (“Neovasc”), preliminary fair value of $9.3 million was recorded for the Neovasc contingent consideration on April 11, 2023, to which there were no changes in the estimated fair value as of June 30, 2023. See Note 5 “Business Combination” for information regarding existing contingent consideration liabilities as of June 30, 2023.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
4. Cash Equivalents and Short-Term Investments
The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$55,662	$—	$(272)	$55,390
Money market funds	30,129	—	—	30,129
Commercial paper	30,263	—	(126)	30,137
Corporate bonds	12,135	12	(26)	12,121
U.S. agency securities	13,868	—	(89)	13,779
Asset-backed securities	5,720	—	(16)	5,704
Total	$147,777	$12	$(529)	$147,260
Reported as:
Cash equivalents				$30,129
Short-term investments				117,131
Total				$147,260

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$112,719	$3	$(1,091)	$111,631
Money market funds	12,076	—	—	12,076
Commercial paper	8,039	—	—	8,039
Corporate bonds	18,876	8	(76)	18,808
U.S. agency securities	9,432	4	(7)	9,429
Total	$161,142	$15	$(1,174)	$159,983
Reported as:
Cash equivalents				$12,076
Short-term investments				147,907
Total				$159,983
There were $105.2 million and $123.8 million of investments in unrealized loss positions of $0.5 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023 and 2022, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of June 30, 2023 and December 31, 2022. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
The remaining contractual maturities of the Company’s cash equivalents and short-term investments were as follows:

June 30, 2023
Fair Value
(in thousands)
Money market funds	$30,129
One year or less	96,512
Greater than one year and less than two years	20,619
Total	$147,260
5. Business Combination
Neovasc Inc.
On January 16, 2023, the Company entered into a definitive agreement to acquire Neovasc, a company focused on the minimally invasive treatment of refractory angina. On April 11, 2023, the closing conditions were met and the transaction was consummated. Upon the closing of the transaction, the Company acquired all of Neovasc’s issued and outstanding common stock equity for a cash payment of $27.25 per share. During the three and six months ended June 30, 2023, the Company incurred $2.6 million and $4.9 million of buyer related transaction costs related to the acquisition of Neovasc, which was recorded as general and administrative expenses.
The purchase price consideration for the acquisition totaled $121.4 million, which was comprised of cash paid of $112.1 million to the selling shareholders, and the estimated fair value of the contingent consideration liability in the amount of $9.3 million.
The contingent consideration liability consisted of estimated amounts in relation to a contingent value right (a “CVR”) entitling the holders of Neovasc common stock and eligible equity awards to receive an additional cash payment of up to $12.00 per share or per share underlying an eligible equity award (equivalent to a maximum cash payment of $47.0 million) contingent on the attainment of a milestone. The milestone is defined as the grant by the United States Food and Drug Administration's final approval of the premarket approval application for Neovasc’s coronary sinus reducer (“Reducer”) product for the treatment of angina. The milestone achievement timeline and respective payment per share ranges from $12.00 per CVR if the milestone is achieved on or prior to June 30, 2026, $8.00 per CVR if the milestone is achieved between July 1, 2026 and December 31, 2026 and $4.00 per CVR if the milestone is achieved between January 1, 2027 and December 31, 2027. The Company estimated the fair value of the contingent consideration liability using the probability-weighted discounted cash flow method based on the probability of achieving the milestone on each specified milestone date and consequently calculated the fair value of the CVR in the amount of $9.3 million as of the acquisition date.
The material factors that may impact the fair value of the contingent consideration are (i) the number of diluted shares outstanding as of the acquisition date that are eligible for the CVR, (ii) the probabilities and timing of achievement of the milestone, and (iii) discount rates, all of which are unobservable Level 3 inputs not supported by market activity. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date with changes reflected as general and administrative expense.
The following table summarizes the purchase price consideration for Neovasc:

Purchase Price	(in thousands)
Cash transferred	$112,129
Contingent consideration liability	9,307
Total	$121,436
Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and Level 3 inputs and assumptions used by the Company. While the Company believes that its estimates and assumptions

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the residual amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed through the Company's Neovasc acquisition at the acquisition date based on management’s best estimates and assumptions as of the reporting date:

Purchase Price	(in thousands)
Cash and cash equivalents	$17,273
Accounts receivable, net	1,345
Inventory	918
Prepaid expenses and other current assets	841
Operating lease right-of-use assets	310
Property and equipment	156
Intangible assets	95,500
Other assets	502
Total identifiable assets acquired	116,845
Accounts payable	3,334
Accrued liabilities	4,082
Lease liability, current portion	253
Lease liability, noncurrent portion	64
Deferred tax liabilities	11,185
Other liabilities	16,280
Total liabilities assumed	35,198

Net identifiable assets acquired	81,647
Goodwill	39,789
Total purchase price	$121,436
The purchase price allocation for the acquisition is preliminary and subject to revision as additional information about fair value of assets acquired and liabilities assumed becomes available, primarily related to the Company’s deferred tax liability and the related impact to goodwill. Additional information that existed as of the acquisition date but at the time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
The Company measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible assets acquired are the developed technology related to Neovasc’s Reducer, IPR&D for its Reducer technology, and Neovasc’s customer relationships in place at the time of acquisition. The fair value of the intangible assets acquired as of the acquisition date and, the method used to value these assets as well as the estimated economic lives for amortizable intangible assets were as follows (in thousands, except estimated useful life which is in years):

	Fair value	Estimated useful life	Valuation method
Customer relationships	$2,900	5 years	Avoided cost / lost profit
Developed technology	61,200	20 years	Multi-period excess earnings
In-process research and development	31,400	N/A	Multi-period excess earnings
Total	$95,500

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The acquisition of Neovasc resulted in the recognition of $39.8 million of goodwill which the Company believes relates primarily to the anticipated benefits of synergies created through the acquisition and assembled workforce.
The intangible asset and goodwill created as a result of the acquisition of Neovasc is not deductible for tax purposes. As such, the Company recorded deferred tax liabilities of $11.2 million related to the intangible assets in connection with the Company’s acquisition of Neovasc.
Supplemental Unaudited Pro Forma Information
The following are the supplemental condensed consolidated financial results of the Company and Neovasc on an unaudited pro forma basis, as if the Neovasc acquisition had been consummated on January 1, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net revenue	$180,193	$121,564	$342,700	$215,806
Net income	$34,383	$16,440	$69,199	$18,528
The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Neovasc acquisition was actually consummated on January 1, 2022 and is not indicative of future operating results. The pro forma results include adjustments related to purchase accounting, primarily amortization of acquisition-related intangible assets, and expense from assumed stock-based compensation awards, warrant and interest expense.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements

6. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

(in thousands)
Balance as of December 31, 2022	$—
Goodwill acquired - Neovasc	39,789
Goodwill deductions	—
Balance as of June 30, 2023	$39,789
The Company performs annual impairment reviews of goodwill during the fourth fiscal quarter or more frequently if and as required.
Intangible assets
The following table presents details of the acquired intangible assets as of June 30, 2023 (in thousands, except useful life and estimated remaining useful life which are in years):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Intangible Assets, Net	Useful Life	Estimated Remaining Useful Life
Customer relationships	$2,900	$129	$—	$2,771	5 years	4.8 years
Developed technology	61,200	679	—	60,521	20 years	19.8 years
In-process research and development	31,400	—	—	31,400	N/A	N/A
Total	$95,500	$808	$—	$94,692	19.3 years	19.1 years

Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships and developed technology are amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $0.8 million for the three and six months ended June 30, 2023, respectively, and was recorded to sales and marketing for customer relationships and to cost of revenue for developed technology.
The following table summarizes the estimated future amortization expense of intangible assets with finite lives as of June 30, 2023:

Years ending December 31,	(in thousands)
2023 (remainder)	$1,820
2024	3,640
2025	3,640
2026	3,640
2027	3,640
Thereafter	46,912
Total estimated future amortization expense	$63,292
Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances. The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if business factors indicate.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
7. Balance Sheet Components
Inventory
Inventory consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$22,664	$18,456
Work in progress	17,465	7,666
Finished goods	51,458	48,735
Consigned inventory	506	255
Total inventory	$92,093	$75,112
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Employee compensation	$32,931	$32,885
Research and development costs	6,404	4,007
Asset purchases	4,820	4,600
Professional services	9,602	4,044
Excise, sales, income and other taxes	3,548	4,036
Other	8,464	5,803
Total accrued liabilities	$65,769	$55,375
8. Commitments and Contingencies
Operating Leases
The Company’s operating leases consist of leased facilities for the Company’s headquarter offices, leased facilities for Neovasc, and leased facilities for laboratory and manufacturing space. Also included in operating leases are leases for vehicles, for use by certain employees of the Company, which were not material for the periods presented.
Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases. As of June 30, 2023, the Company has no material finance leases.
In September 2021, the Company entered into an office lease agreement (“3003 Bunker Hill Lease”) for the 3003 Bunker Hill facility which expires in December 2031. Concurrently, the Company entered into an Amendment to Office Lease (Net) (the “First Lease Amendment”) which extended the lease terms of the 5353 Betsy Ross and 5403 Betsy Ross facilities to December 2031. The 5403 Betsy Ross lease (“5403 Lease”) continued in its existing terms (and with no changes to its terms, including its base rent) until its expiration in August 2022, at which point the leased space under the 5403 Lease became subject to the terms of the First Lease Amendment. The 3003 Bunker Hill Lease and the First Lease Amendment contain options to extend the lease term at the respective facilities for up to two additional five-year terms at the then fair market rate. As of June 30, 2023, the Company is not reasonably certain it will exercise these extension options.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Additionally, included in the First Lease Amendment was an expansion option that stipulated that the Company had an option to lease the space in the adjacent building located at 5303 Betsy Ross (“5303 Lease”). The Company exercised this expansion option by entering into a Second Amendment to Office Lease (Net) (the “Second Lease Amendment”) on May 26, 2023. The 5303 Lease will commence on February 1, 2024 and will expire on December 31, 2031.
The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the condensed consolidated statements of operations and comprehensive income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease cost	$1,217	$1,142	$2,428	$2,283
Variable lease cost	288	121	588	242
Total lease cost	$1,506	$1,263	$3,017	$2,526
During the three months ended June 30, 2023 and 2022, the Company recorded operating lease cost of $1.2 million and $1.1 million, respectively, and paid $1.4 million and $0.6 million of operating lease payments, respectively, related to the lease liabilities.
During the six months ended June 30, 2023 and 2022, the Company recorded operating lease cost of $2.4 million and $2.3 million, respectively, and paid $2.7 million and $1.0 million of operating lease payments, respectively, related to the lease liabilities.
The Company includes operating lease payments in net cash used in operating activities in the condensed consolidated statements of cash flows.
The weighted average remaining lease term and discount rate used to measure the Company’s operating lease liabilities were 8.5 years and 5.3%, respectively. The Company estimated the discount rate using the incremental borrowing rate as the rate implicit in the lease was not readily determinable.
As of June 30, 2023, the maturities of the payments due under the Company’s operating lease liabilities were as follows:

Years ending December 31,	(in thousands)
2023 (remainder)	$2,768
2024	5,517
2025	5,526
2026	5,690
2027	5,832
Thereafter	24,957
Total minimum lease payments	$50,290
Less: imputed interest	(9,835)
Less: Lease incentive	(5,668)
Total lease liability	$34,787
Less: current portion	(1,582)
Lease liability, noncurrent portion	$33,205

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
The table below summarizes the undiscounted future non-cancellable lease payments for the 5303 Lease facility under the Second Lease Amendment, which had not yet commenced as of June 30, 2023.

Years ending December 31,	(in thousands)
2023 (remainder)	$—
2024	476
2025	1,173
2026	1,207
2027	1,244
Thereafter	5,359
Total undiscounted lease payments	$9,459
Contingent Consideration Liabilities Related to Business Combination
See Note 5 “Business Combination” for information regarding existing contingent consideration liabilities as of June 30, 2023.
9. Debt
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
The revolving credit facility accrues for interest, at the election of the Company, at (A) the Base Rate (as defined below) plus a margin ranging from 0% to 1% depending on the Company's Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) (which rate is currently 0%) or (B) the applicable secured overnight financing rate (“SOFR”) plus a margin from 1% to 2%, depending on the Company's Consolidated Total Net Leverage Ratio (which rate is currently 1%). Base Rate means, at any time, the highest of (a) the Wells Fargo Bank, National Association's announced prime rate, (b) the federal funds rate plus 0.5% and (c) Term SOFR for a one-month tenor in effect on such day plus 1%. The Credit Agreement matures on October 19, 2027. The interest rate was 6.1% as of June 30, 2023.
The Company recorded interest expense of $0.8 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.
The Company recorded interest expense of $1.4 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Debt and debt issuance costs are as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Principal amount of debt	$25,000	$25,000
Discount associated with debt issuance costs	(734)	(802)
Debt	24,266	24,198
Less: debt, current portion	—	—
Debt, noncurrent portion	$24,266	$24,198
10. Stock-Based Compensation
Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of product revenue	$1,374	$518	$2,328	$1,171
Research and development	3,876	2,476	7,671	4,714
Sales and marketing	6,593	4,408	13,059	8,340
General and administrative	5,203	3,603	9,955	6,290
Total stock-based compensation	$17,046	$11,005	$33,013	$20,515
Stock-based compensation of nil and $0.5 million was capitalized into inventory for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation of $0.3 million and $0.8 million was capitalized into inventory for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.
2009 Equity Incentive Plan and 2019 Equity Incentive Plan
On June 17, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) under which the Company's Board of Directors (the “Board”) had the authority to issue stock options to employees, directors and consultants.
In February 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in connection with the Company's initial public offering (the “IPO”). As a result, effective as of March 6, 2019, the Company may not grant any additional awards under the 2009 Plan. The 2009 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 2,000,430 shares of common stock for the issuance of a variety of awards under the 2019 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units (“RSUs”). In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, which commenced on January 1, 2020, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Board. As of June 30, 2023, there were 3,695,216 shares available for issuance under the 2019 Plan.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
Stock Options
Option activity under the 2009 Plan and 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	1,122,009	$5.87	4.60	$224,115
Options exercised	(125,512)	5.75
Options cancelled	(6,133)	2.41
Balance, June 30, 2023	990,364	$5.90	4.13	$276,815
Vested and exercisable, June 30, 2023	990,364	$5.90	4.13	$276,815
Vested and expected to vest, June 30, 2023	990,364	$5.90	4.13	$276,815
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

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
RSU and PRSU activity under the 2019 Plan is set forth below. Grant activity for all PRSUs is disclosed at target (100%):

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2022	1,125,991	$127.39	38,797	165.74
RSUs and PRSUs granted	397,217	215.03	29,473	191.36
RSUs and PRSUs forfeited	(54,104)	157.04	(175)	278.52
RSUs and PRSUs vested	(348,461)	99.82	—	—
Balance, June 30, 2023	1,120,643	165.59	68,095	176.54
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $0.6 million and $0.4 million of stock-based compensation expense related to the ESPP for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $1.9 million and $0.8 million of stock-based compensation expense related to the ESPP for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, a total of 1,540,527 shares were available for issuance under the ESPP.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
11. Net Income Per Share
The components of basic and diluted net income (loss) per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$28,862	$25,561	$67,987	$40,082
Denominator:
Basic:
Weighted average number of common shares outstanding - basic	36,663,327	35,825,947	36,545,948	35,707,301
Diluted:
Weighted average number of common shares outstanding - basic	36,663,327	35,825,947	36,545,948	35,707,301
Dilutive effect of outstanding common stock options	991,442	1,353,081	1,016,497	1,395,427
Dilutive effect of restricted stock units	564,697	511,046	572,888	587,097
Dilutive effect of common stock pursuant to employee stock purchase plan	6,687	20	4,615	495
Weighted average number of common shares outstanding - diluted	38,226,153	37,690,094	38,139,948	37,690,320
Net income per share:
Basic	$0.79	$0.71	$1.86	$1.12
Diluted	$0.76	$0.68	$1.78	$1.06
12. Revenue
The following table represents the Company’s product revenue based on product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Coronary	$125,777	$87,828	$239,652	$158,165
Peripheral	52,262	31,886	98,392	54,738
Reducer	1,231	—	1,231	—
Other	895	1,032	1,956	1,474
Product revenue	$180,165	$120,746	$341,231	$214,377
Coronary product revenue encompasses sales of the Company’s C2 catheter and C2+ catheter. Peripheral product revenue encompasses sales of the Company’s M5 catheter, M5+ catheter, S4 catheter, and L6 catheter. Reducer revenue encompasses sales of the Company’s Reducer product, which was acquired through the Neovasc acquisition. Other product revenue encompasses sales of the Company’s generators and related accessories.

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
The following table represents the Company’s product revenue based on the location to which the product is shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	$144,941	$100,096	$276,564	$178,615
Europe	18,915	13,394	35,149	25,461
All other countries	16,309	7,256	29,518	10,301
Product revenue	$180,165	$120,746	$341,231	$214,377
13. Equity Method Investments
Genesis Shockwave Private Limited
On March 19, 2021, the Company entered into the Joint Venture Deed (or “JV Agreement”) with Genesis MedTech International Private Limited (“Genesis”) to establish a long-term strategic partnership to develop, manufacture and commercialize certain of the Company’s interventional products in the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau (the “PRC”). Under the JV Agreement, Genesis Shockwave Private Ltd. (the “JV”) was formed under the laws of Singapore to serve as a joint venture of Genesis and the Company for the purpose of establishing and managing the strategic partnership.
On the same date, Genesis and the Company entered into a Share Subscription Agreement pursuant to which, among other things, the JV issued (i) 54,900 ordinary shares, which represents 55% of the total equity of the JV, to Genesis in exchange for a cash contribution of $15.0 million, of which 50% was due upon signing and the remaining 50% was due within one year of signing, and (ii) 45,000 ordinary shares, which represents 45% of the total equity of the JV, to the Company as consideration for the Shockwave License Agreement (the “License Agreement”). Under the License Agreement, the Company has agreed to contribute to the JV an exclusive license under certain of the Company’s intellectual property rights to develop, manufacture, distribute and commercialize certain products in the PRC and is entitled to receive royalties on the sales of the licensed products in the PRC. Further, the Company entered into a Distribution Agreement, pursuant to which the Company has agreed to sell certain Company-manufactured products to the JV or a PRC subsidiary of the JV for commercialization and distribution in the PRC. In May 2022, the JV obtained regulatory approval from the China National Medical Products Administration to sell the Company-manufactured Shockwave IVL System with the Company's C2 catheter, M5 catheter, and S4 catheter in the PRC.
The Company has accounted for its investment in the JV under the equity method of accounting. As of June 30, 2023, the carrying value of the Company’s investment in the JV was $2.5 million and the Company owned a 45% interest in the entity. During the three and six months ended June 30, 2023, the Company continued to recognize product revenue on sales to the JV and eliminate a portion of intra-entity profit to the extent the goods have not yet either been consumed by the JV for use in clinical trials, or sold by the JV to an end customer at the end of the reporting period. The profit earned by the Company from the JV for items not yet sold through to an end customer is eliminated through equity method earnings or loss which is recognized in income (loss) from equity method investment.
The Company’s product revenue for products sold to the JV during the three and six months ended June 30, 2023 and related accounts receivable from the JV as of June 30, 2023 were immaterial. Intra-entity profit, which was recorded as a reduction to equity method investment as of and for the three and six months ended June 30, 2023 was also immaterial.
For the three months June 30, 2023 and 2022, the Company’s loss from the equity method was $0.1 million and $1.5 million, respectively. For the six months ended June 30, 2023 and 2022, the Company’s loss from the equity method was $1.0 million and $1.5 million, respectively.
Upon execution of the License Agreement, on March 19, 2021, the Company received a 45% equity stake in the JV. The Company determined that the JV met the definition of a customer under Topic 606, and that the promised goods and services of the contribution of the license of intellectual property and associated manufacturing technology transfer to the

SHOCKWAVE MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
JV were considered to be a single performance obligation. The transaction price of $12.3 million was estimated by reference to the cash value of the shares that were issued at the formation of the JV.
As of June 30, 2023, the associated manufacturing technology transfer to the JV has not yet been completed. The Company maintains a related party contract liability, noncurrent, of $12.3 million for the outstanding performance obligation. The Company will satisfy the outstanding performance obligation upon the completion of training provided by the Company to the JV, and successful regulatory approval for the JV manufactured product from the China National Medical Products Administration.
14. Income Taxes
On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate, adjusted for discrete items. The Company recognized income tax expense of $4.1 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, representing an effective tax rate of 12.55% and 2.94%, respectively. The Company recognized income tax expense of $5.8 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively, representing an effective tax rate of 7.80% and 2.37%, respectively.
The year-over-year increase in tax expense for the three and six month periods ended June 30, 2023 was primarily due to the valuation allowance on the U.S. federal and other-than-California state deferred tax assets as of June 30, 2023, which was released in the fourth quarter of fiscal year 2022.
For the three months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to stock-based compensation for tax purposes. For the three months ended June 30, 2022, the effective tax rate differed from the U.S. federal statutory rate primarily due to the valuation allowance on the U.S. deferred tax assets.
For the six months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to stock-based compensation for tax purposes. For the six months ended June 30, 2022, the effective tax rate differed from the U.S. federal statutory rate primarily due to the valuation allowance on the U.S. deferred tax assets.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “2022 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our 2022 Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, our actual results could differ materially from the results described in, or implied, by those forward-looking statements.
Overview
We are a medical device company focused on developing and commercializing novel technologies that transform the care of patients with cardiovascular disease. We aim to establish a new standard of care for medical device treatment of atherosclerotic cardiovascular disease through our differentiated and proprietary local delivery of sonic pressure waves for the treatment of calcified plaque, which we refer to as intravascular lithotripsy (“IVL”). Our IVL system (our “IVL System”), which leverages our IVL technology (our “IVL Technology”), is a minimally invasive, easy-to-use, and safe way to significantly improve outcomes for patients with calcified cardiovascular disease. Additionally, we aim to transform the standard of care for patients suffering from refractory angina with our coronary sinus reducer (the “Reducer”) technology, which we recently acquired through our acquisition of Neovasc Inc. (“Neovasc”).
We are currently selling the following products in a number of countries around the world where we have applicable regulatory approvals:
Products for the Treatment of Peripheral Artery Disease (“PAD”):
•Our Shockwave M5 IVL catheter (“M5 catheter”) and Shockwave M5+ IVL catheter (“M5+ catheter”) are five-emitter catheters for use in our IVL System in medium-diameter vessels for the treatment of PAD. The M5 catheter was CE-marked in the European Union (“CE-Marked”) in April 2018 and cleared by the U.S. Food and Drug Administration (“FDA”) in July 2018. The M5+ catheter was CE-Marked in November 2020 and cleared by the FDA in April 2021. In May 2022, we obtained regulatory approval, through our joint venture with Genesis MedTech International Private Limited (“Genesis”), from the China National Medical Products Administration (“NMPA”) to sell our M5 catheter in the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau (the “PRC”).
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
•Our Shockwave L6 IVL catheter (“L6 catheter”) is a six-emitter catheter for use in our IVL System in large-diameter vessels for the treatment of PAD. Our L6 catheter was cleared by the FDA in August 2022. We commenced a U.S. limited market release for our L6 catheter in the fourth quarter of 2022 followed by a full market release in March 2023.
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
Product for the Treatment of Refractory Angina:
•Our Reducer is an hourglass-shaped, balloon-expandable, stainless steel, bare metal device used to treat refractory angina. The Reducer was CE-Marked in November 2011 and is under clinical investigation in the COSIRA-II trial, being conducted in the United States and Canada.
IVL
Our differentiated range of IVL catheters enables delivery of IVL therapy to diseased vasculature throughout the body for calcium modification. Our currently approved IVL catheters resemble in form a standard balloon angioplasty catheter, the device most commonly used by interventional cardiologists. This familiarity makes our IVL System easy to learn, adopt and use on a day-to-day basis.
Since inception, we have focused on generating clinical data to demonstrate the safety and effectiveness of our IVL Technology. These studies have consistently shown low rates of complications regardless of which vessel was being studied. In addition to supporting our regulatory approvals or clearances, the data from our clinical studies strengthen our ability to drive adoption of our IVL Technology across multiple therapies in existing and new market segments. Our studies have also guided optimal IVL procedure technique and informed the design of our IVL System and future IVL products in development. In addition, we have ongoing clinical programs across several IVL products and indications, which, if successful, could allow us to expand commercialization of our IVL products into new geographies and indications.
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
We have adapted the use of lithotripsy, which has been used to successfully treat kidney stones (deposits of hardened calcium) for over 30 years, to the cardiovascular field with the aim of creating what we believe is the safest, most effective means of addressing the growing challenge of cardiovascular calcification. By integrating lithotripsy into a device that resembles a standard balloon catheter, physicians can prepare, deliver, and treat calcified lesions using a familiar form factor, without disruption to their standard procedural workflow. Our differentiated IVL System works by delivering shockwaves through the entire depth of the artery wall, modifying both deep wall and thick calcium, not just at the thin, superficial most intimal layer. The shockwaves modify this calcium and enable the narrowed artery to expand at low pressures, thereby minimizing complications inherent to traditional balloon dilations, such as dissections or perforations. Preparing the vessel with IVL facilitates optimal outcomes with other adjacent therapies, including stents and drug-eluting technologies. Using IVL also avoids complications associated with atherectomy devices such as dissection, perforation, and embolism.
Coronary sinus reduction
Our Reducer is a treatment for patients with refractory angina, a painful and debilitating condition that occurs when the coronary vasculature delivers an inadequate supply of blood to the heart muscle, despite treatment with standard revascularization or cardiac drug therapies. A refractory patient, by definition, is resistant to other existing interventional cardiology therapies and is not receiving adequate relief from available drug regimens to manage their chest pain, shortness of breath and other debilitating symptoms. The Reducer is initially targeting a patient population with obstructive coronary artery disease that has failed to gain relief of their symptoms, despite other medical treatment options. We believe that further studies may demonstrate that additional patient populations may benefit from treatment with the Reducer which could further increase its market potential.
Our markets

We market our products to hospitals whose interventional cardiologists, vascular surgeons and interventional radiologists treat patients with PAD, CAD and refractory angina. We have dedicated meaningful resources to establish a direct sales capability in the United States, Germany, Austria, Switzerland, France, Ireland, Japan, the United Kingdom, Spain, Portugal and Canada. We have complemented our direct sales capabilities with distributors actively selling our products in over 55 countries in North and South America, Europe, the Middle East, Asia, Africa, and Australia/New Zealand. We are continuing to add new U.S. sales territories and are actively expanding our international field presence through new distributors, as well as additional sales and clinical personnel and expanded direct sales territories.
Financial overview
For the three months ended June 30, 2023 and 2022, we generated product revenue of $180.2 million and $120.7 million, respectively, and income from operations of $32.4 million and $29.6 million, respectively. For the three months ended June 30, 2023 and 2022, 20% and 17%, respectively, of our product revenue was generated from customers located outside of the United States.
For the six months ended June 30, 2023 and 2022, we generated product revenue of $341.2 million and $214.4 million, respectively, and income from operations of $72.2 million and $44.9 million, respectively. For the six months ended June 30, 2023 and 2022, 19% and 17%, respectively, of our product revenue was generated from customers located outside of the United States.
Although we had net income for the year ended December 31, 2022 and the three and six months ended June 30, 2023, we may incur net losses in the future, which may vary significantly from period to period. We expect to continue to incur significant expenses as we (i) expand our marketing efforts to increase adoption of our products, (ii) expand existing relationships with our customers, (iii) obtain regulatory clearances or approvals for our planned or future products, (iv) conduct clinical trials on our existing and planned or future products, and (v) develop new products or add new features to our existing products. We will need to continue to generate significant revenue in order to sustain profitability as we continue to grow our business. Even if we achieve profitability for any period, we cannot be sure that we will remain profitable for any substantial period of time.
To date, our principal sources of liquidity have been the net proceeds we received through the private sales of our equity securities, payments received from customers purchasing our products and proceeds from our debt financings. For the six months ended June 30, 2023, we generated positive cash flows from operations of $73.7 million. As of June 30, 2023, we had $258.6 million in cash, cash equivalents and short-term investments and retained earnings of $31.2 million.
Impact of current global economic conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, rising interest rates, and the federal budget, geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, and supply chain disruptions. We are closely monitoring the impact of these factors on all aspects of our business, including the impacts on our customers, patients, employees, suppliers, vendors, business partners and distribution channels.
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
Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of direct materials, product mix, geographic mix, discounting practices, manufacturing costs, product yields, headcount, amortization of acquired developed technology, and cost-reduction strategies. We expect our gross margin percentage to marginally increase over the long term to the extent we are successful in increasing our sales volume and are therefore able to leverage our fixed costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which, if successful, we believe will reduce costs and enable us to increase our gross margin percentage. While we expect gross margin percentage to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products and adopt new manufacturing processes and technologies.
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
Loss from equity method investment
Loss from equity method investment represents our proportionate share of the underlying income or loss incurred in connection with our joint venture with Genesis. Also included in loss from equity method investment is the portion of intra-entity profit which is eliminated to the extent the goods have not yet either been consumed by the JV for use in clinical trials, or sold through by the JV to an end customer at the end of the reporting period.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table shows our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change $	Change %
	2023	2022
	(in thousands, except percentages)
Revenue:
Product revenue	$180,165	$120,746	$59,419	49%
Cost of revenue:
Cost of product revenue	24,493	16,730	7,763	46%
Gross profit	155,672	104,016	51,656	50%
Operating expenses:
Research and development	36,829	20,760	16,069	77%
Sales and marketing	56,738	40,515	16,223	40%
General and administrative	29,731	13,165	16,566	126%
Total operating expenses	123,298	74,440	48,858	66%
Income from operations	32,374	29,576	2,798	9%
Loss from equity method investment	(146)	(1,464)	1,318	(90)%
Interest expense	(810)	(304)	(506)	166%
Other income (expense), net	1,586	(1,473)	3,059	(208)%
Net income before taxes	33,004	26,335	6,669	25%
Income tax provision	4,142	774	3,368	435%
Net income	$28,862	$25,561	$3,301	13%
Product revenue
Product revenue increased by $59.4 million, or 49%, from $120.7 million during the three months ended June 30, 2022 to $180.2 million during the three months ended June 30, 2023.
The following table represents our product revenue based on product line:

	Three Months Ended June 30,		Change $	Change %
	2023	2022
	(in thousands, except percentages)
Coronary	$125,777	$87,828	$37,949	43%
Peripheral	52,262	31,886	20,376	64%
Reducer	1,231	—	1,231	100%
Other	895	1,032	(137)	(13)%
Product revenue	$180,165	$120,746	$59,419	49%
Coronary product revenue increased by $37.9 million, or 43%, from $87.8 million for the three months ended June 30, 2022 to $125.8 million for the three months ended June 30, 2023. The increase in coronary product revenue was due an increase in the purchase volume of our C2 catheters in the United States and increased adoption of our products internationally.
Peripheral product revenue increased by $20.4 million, or 64%, from $31.9 million for the three months ended June 30, 2022 to $52.3 million for the three months ended June 30, 2023 which was due to an increase in the purchase volume of our M5+ catheter, S4 catheter, and L6 catheter within the United States and internationally driven by increased adoption of our products.
Revenue from our Reducer product, which was acquired through the Neovasc acquisition during the three months ended June 30, 2023, was $1.2 million.

We sold to a greater number of customers in the United States and to a greater number of distributors internationally in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Product revenue, classified by the major geographic areas into which our products are shipped, was $144.9 million, or 80%, within the United States and $35.2 million, or 20%, for all other countries in the three months ended June 30, 2023, compared to $100.1 million, or 83%, within the United States and $20.7 million, or 17%, for all other countries in the three months ended June 30, 2022.
Cost of product revenue, gross profit and gross margin percentage
Cost of product revenue increased by $7.8 million, or 46%, from $16.7 million during the three months ended June 30, 2022 to $24.5 million during the three months ended June 30, 2023. The increase was driven by higher product sales volume compared to the prior year.
Gross margin percentage remained consistent at 86% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods presented:

	Three Months Ended June 30,		Change $	Change %
	2023	2022
	(in thousands)
Compensation and personnel-related costs	$17,070	$11,659	$5,411	46%
Facilities and other allocated costs	7,530	2,277	5,253	231%
Clinical-related costs	5,345	2,796	2,549	91%
Other research and development costs	1,864	417	1,447	347%
Outside consultants	1,725	752	973	129%
Materials and supplies	3,295	2,859	436	15%
Total research and development expenses	$36,829	$20,760	$16,069	77%
Research and development expenses increased by $16.1 million, or 77%, from $20.8 million during the three months ended June 30, 2022 to $36.8 million during the three months ended June 30, 2023. The change was primarily due to a $5.4 million increase in compensation and personnel-related costs due to an increase in headcount, a $5.3 million increase in facilities and other allocated costs due to increased information technology, rent and building expenditures, an increase in clinical-related costs of $2.5 million, a $1.5 million increase in other research and development costs, a $1.0 million increase in outside consultants, and a $0.4 million increase in materials and supplies.
Sales and marketing expenses
Sales and marketing expenses increased by $16.2 million, or 40%, from $40.5 million during the three months ended June 30, 2022 to $56.7 million during the three months ended June 30, 2023. The change was primarily due to a $8.3 million increase in compensation and personnel-related costs, resulting from increased headcount and commissions driven by increased sales of our products. There was also a $2.5 million increase in travel related costs, a $1.9 million increase in facilities and other allocated costs, a $1.4 million increase in marketing and promotional costs, a $0.9 million increase in professional services and consulting costs, a $0.8 million increase in materials and supplies, a $0.3 million increase in general corporate costs, and a $0.1 million increase in recruiting and training costs.
General and administrative expenses
General and administrative expenses increased by $16.6 million, or 126%, from $13.2 million during the three months ended June 30, 2022 to $29.7 million during the three months ended June 30, 2023. The change was primarily due to a $8.0 million increase in professional services and consulting costs which includes buyer related transaction costs for the Neovasc acquisition, a $7.3 million increase in compensation and personnel-related costs, a $0.8 million increase in general corporate costs, a $0.4 million increase in facilities and other allocated costs due to increased information technology, rent and building expenditures, and a $0.1 million increase in travel related costs.

Loss from equity method investment
Loss from equity method investment decreased by $1.3 million or 90%, from $1.5 million during the three months ended June 30, 2022 to $0.1 million during the three months ended June 30, 2023 due to increased sales by the JV to end customers following the NMPA approval of products in the PRC, and a decrease in the movement of the elimination of intra-entity profit for goods sold by us to the JV that have not yet been sold through by the JV to an end customer at the end of the reporting period.
Interest expense
Interest expense increased by $0.5 million, or 166%, from $0.3 million during the three months ended June 30, 2022 to $0.8 million during the three months ended June 30, 2023. The increase in interest expense was related to the additional draw of $80 million under the Credit Agreement in March 2023 until its repayment in April 2023.
Other income (expense), net
Other income (expense), net increased by $3.1 million, or 208%, from $1.5 million in other expense during the three months ended June 30, 2022 to $1.6 million in other income, net during the three months ended June 30, 2023. The increase in other income, net was primarily due to an increase in interest income from increased interest rates, partially offset by an increase in foreign exchange losses.
Income tax provision
Income tax provision of $4.1 million for the three months ended June 30, 2023 primarily consisted of U.S. federal and state income taxes. The income tax expense for the three months ended June 30, 2023 reflected the impact of a change in U.S. tax law, effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2022. Income tax provision of $0.8 million for the three months ended June 30, 2022 primarily consisted of foreign income taxes.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table shows our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change $	Change %
	2023	2022
	(in thousands, except percentages)
Revenue:
Product revenue	$341,231	$214,377	$126,854	59%
Cost of revenue:
Cost of product revenue	45,559	29,620	15,939	54%
Gross profit	295,672	184,757	110,915	60%
Operating expenses:
Research and development	63,800	37,779	26,021	69%
Sales and marketing	110,749	76,476	34,273	45%
General and administrative	48,935	25,554	23,381	91%
Total operating expenses	223,484	139,809	83,675	60%
Income from operations	72,188	44,948	27,240	61%
Loss from equity method investment	(969)	(1,511)	542	(36)%
Interest expense	(1,446)	(601)	(845)	141%
Other income (expense), net	3,968	(1,783)	5,751	(323)%
Net income before taxes	73,741	41,053	32,688	80%
Income tax provision	5,754	971	4,783	493%
Net income	$67,987	$40,082	$27,905	70%
Product revenue
Product revenue increased by $126.9 million, or 59%, from $214.4 million during the six months ended June 30, 2022 to $341.2 million during the six months ended June 30, 2023.
The following table represents our product revenue based on product line:

	Six Months Ended June 30,		Change $	Change %
	2023	2022
	(in thousands, except percentages)
Coronary	$239,652	$158,165	$81,487	52%
Peripheral	98,392	54,738	43,654	80%
Reducer	1,231	—	1,231	100%
Other	1,956	1,474	482	33%
Product revenue	$341,231	$214,377	$126,854	59%
Coronary product revenue increased by $81.5 million, or 52%, from $158.2 million for the six months ended June 30, 2022 to $239.7 million for the six months ended June 30, 2023. The increase in coronary product revenue was due an increase in the purchase volume of our C2 catheters in the United States and increased adoption of our products internationally.
Peripheral product revenue increased by $43.7 million, or 80%, from $54.7 million for the six months ended June 30, 2022 to $98.4 million for the six months ended June 30, 2023, which was due to an increase in the purchase volume of our M5+ catheter, S4 catheter, and L6 catheter within the United States and internationally driven by increased adoption of our products.

Revenue from our Reducer product, which was acquired through the Neovasc acquisition during the six months ended June 30, 2023, was $1.2 million.
We sold to a greater number of customers in the United States and to a greater number of distributors internationally in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Product revenue, classified by the major geographic areas into which our products are shipped, was $276.6 million, or 81%, within the United States and $64.7 million, or 19%, for all other countries in the six months ended June 30, 2023, compared to $178.6 million, or 83%, within the United States and $35.8 million, or 17%, for all other countries in the six months ended June 30, 2022.
Cost of product revenue, gross profit and gross margin percentage
Cost of product revenue increased by $15.9 million, or 54%, from $29.6 million during the six months ended June 30, 2022 to $45.6 million during the six months ended June 30, 2023. The increase was driven by higher product sales volume compared to the prior year.
Gross margin percentage improved to 87% for the six months ended June 30, 2023, compared to 86% for the six months ended June 30, 2022. This change in gross margin percentage was primarily due to a higher average selling price and lower fixed costs per unit from increased sales volume of our IVL catheters and efficiencies from improvements to productivity and process efficiencies.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods presented:

	Six Months Ended June 30,		Change $	Change %
	2023	2022
	(in thousands)
Compensation and personnel-related costs	$31,818	$22,193	$9,625	43%
Facilities and other allocated costs	12,850	4,300	8,550	199%
Clinical-related costs	7,924	4,702	3,222	69%
Materials and supplies	5,800	3,914	1,886	48%
Other research and development costs	2,400	890	1,510	170%
Outside consultants	3,008	1,780	1,228	69%
Total research and development expenses	$63,800	$37,779	$26,021	69%
Research and development expenses increased by $26.0 million, or 69%, from $37.8 million during the six months ended June 30, 2022 to $63.8 million during the six months ended June 30, 2023. The change was primarily due to a $9.6 million increase in compensation and personnel-related costs due to an increase in headcount, a $8.6 million increase in facilities and other allocated costs due to increased information technology, rent and building expenditures, an increase in clinical-related costs of $3.2 million, a $1.9 million increase in materials and supplies, a $1.5 million increase in other research and development costs, and a $1.2 million increase in outside consultants.
Sales and marketing expenses
Sales and marketing expenses increased by $34.3 million, or 45%, from $76.5 million during the six months ended June 30, 2022 to $110.7 million during the six months ended June 30, 2023. The change was primarily due to a $19.1 million increase in compensation and personnel-related costs, resulting from increased headcount and commissions driven by increased sales of our products. There was also a $6.5 million increase in travel related costs, a $2.9 million increase in facilities and other allocated costs, a $2.7 million increase in marketing and promotional costs, a $1.3 million increase in professional services and consulting costs, a $1.1 million increase in materials and supplies, a $0.4 million increase in general corporate costs, and a $0.3 million increase in recruiting and training costs.
General and administrative expenses
General and administrative expenses increased by $23.4 million, or 91%, from $25.6 million during the six months ended June 30, 2022 to $48.9 million during the six months ended June 30, 2023. The change was primarily due to a $10.8 million increase in compensation and personnel-related costs, a $10.1 million increase in professional services and consulting costs, a $1.6 million increase in general corporate costs, a $0.7 million increase in facilities and other allocated costs, and a $0.2 million increase in travel related costs.
Loss from equity method investment
Loss from equity method investment decreased by $0.5 million or 36%, from $1.5 million during the six months ended June 30, 2022 to $1.0 million during the six months ended June 30, 2023 due to increased sales by the JV to end customers following the NMPA approval of products in the PRC.
Interest expense
Interest expense increased by $0.8 million, or 141%, from $0.6 million during the six months ended June 30, 2022 to $1.4 million during the six months ended June 30, 2023. The increase in interest expense was related to the additional draw of $80 million under the Credit Agreement in March 2023 until its repayment in April 2023.
Other income (expense), net
Other income (expense), net increased by $5.8 million, or 323%, from $1.8 million in other expense during the six months ended June 30, 2022 to $4.0 million in other income, net during the six months ended June 30, 2023. The increase in other income, net was primarily due to an increase in interest income from increased interest rates, partially offset by an increase in foreign exchange losses.
Income tax provision
Income tax provision of $5.8 million for the six months ended June 30, 2023 primarily consisted of U.S. federal and state income taxes. The income tax expense for the six months ended June 30, 2023 reflected the impact of a change in U.S. tax law, effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2022. Income tax provision of $1.0 million for the six months ended June 30, 2022 primarily consisted of foreign income taxes.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds of $280.0 million that we received through the sale of our common stock in our public offerings, $10.0 million from private sales of our equity securities, payments received from customers using our products and, to a lesser extent, proceeds from our debt financings.
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
Concurrent with entering into the Credit Agreement, we drew down $25.0 million and prepaid in full all outstanding amounts and related expenses under our previous credit agreement with Silicon Valley Bank, totaling $14.6 million, and terminated the credit facility thereunder. We drew down an additional $80.0 million under the Credit Agreement on March 16, 2023, which we repaid on April 26, 2023.
We have a number of ongoing clinical trials and expect to continue to make substantial investments in these trials as well as additional clinical trials designed to provide clinical evidence of the safety and efficacy of our existing products. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among existing hospital accounts and physicians as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of products based on our IVL Technology, support regulatory submissions, and demonstrate the clinical efficacy of our products. Moreover, we expect to continue to incur expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. Because of these and other factors, although we had net income and generated cash flows from operations for the six months ended June 30, 2023 and for the year ended December 31, 2022, we may incur net losses and have negative cash flows from operations in the future.
As of June 30, 2023, we had $258.6 million in cash, cash equivalents and short-term investments and retained earnings of $31.2 million.
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
•macroeconomic conditions, including a potential recession, inflation, rising interest rates, the federal budget and instability in the global banking system;
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
Our material cash requirements include the following contractual and other obligations:
Debt, Principal, and Interest
As of June 30, 2023, our debt, principal and interest commitments consist of our debt obligations under the Credit Agreement.
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
Concurrent with entering into the Credit Agreement, we drew down $25.0 million thereunder. We drew down an additional $80.0 million under the Credit Agreement on March 16, 2023, which we repaid on April 26, 2023.
The Credit Agreement is secured by substantially all of our assets, excluding intellectual property and certain other assets. The Credit Agreement is subject to customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, and pay any dividend or make any distributions to stockholders.
As of June 30, 2023, we had $24.3 million of outstanding principal, net of unamortized debt issuance costs which matures in October 2027.
Manufacturing Purchase Obligations
We have engaged certain contract manufacturers to produce and supply us with certain products. We have fixed commitments of approximately $16.7 million within the next twelve months.
Operating Leases
Our operating lease commitments mostly consist of our lease obligations for our Santa Clara headquarter office spaces, leased facilities for Neovasc, and leased facilities for laboratory and manufacturing space. Our total operating lease commitments as of June 30, 2023 are approximately $50.3 million, of which $5.5 million is expected to be paid within the next twelve months.
Contingent Consideration Liabilities Related to Business Combination
Acquisition related contingent consideration liabilities consist of estimated amounts in relation to a contingent value right entitling certain holders of Neovasc common stock and eligible equity awards to receive an additional cash payment of up to $12.00 per share or per share underlying an eligible equity award contingent on the attainment of a milestone. The milestone is defined as the grant by the FDA’s final approval of the Reducer premarket approval application regarding its treatment of angina. As of June 30, 2023, the total fair value of the contingent consideration liabilities was $9.3 million.
There were no other material changes during the three and six months ended June 30, 2023 to our contractual obligations as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):	(in thousands)
Operating activities	$73,699	$30,808
Investing activities	(77,586)	(21,598)
Financing activities	(12,432)	3,020
Effect of exchange rate changes on cash and cash equivalents	470	(1,526)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,849)	$10,704

Operating activities
During the six months ended June 30, 2023, cash provided by operating activities was $73.7 million, attributable to a net income of $68.0 million, and non-cash charges of $39.7 million, partially offset by a net change in our net operating assets and liabilities of $34.0 million. Non-cash charges of $39.7 million primarily consisted of $33.0 million in stock-based compensation, $4.3 million in depreciation and amortization, and $1.6 million in non-cash lease expense. The change in our net operating assets and liabilities of $34.0 million was primarily due to a $23.6 million increase in accounts receivable due to an increase in sales, and a $15.7 million increase in inventory driven by an increase in raw materials, work in progress, and finished goods inventory. These changes were partially offset by a $6.0 million increase in accrued and other current liabilities.
During the six months ended June 30, 2022, cash provided by operating activities was $30.8 million, attributable to a net income of $40.1 million, non-cash charges of $27.8 million, partially offset by a net change in our net operating assets and liabilities of $37.1 million. Non-cash charges of $27.8 million primarily consisted of $20.5 million in stock-based compensation, $2.1 million in depreciation and amortization, and $1.5 million in non-cash lease expense. The change in our net operating assets and liabilities of $37.1 million was primarily due to a $22.5 million increase in accounts receivable due to an increase in sales, and a $16.2 million increase in inventory driven by an increase in raw materials and finished goods inventory. These changes were partially offset by a $3.9 million increase in accrued and other current liabilities resulting from increased accrued asset purchases.
Investing activities
During the six months ended June 30, 2023, cash used in investing activities was $77.6 million, attributable to the Neovasc business combination, net of cash acquired in the amount of $94.4 million, purchases of available-for-sale investments of $55.7 million, and purchases of property and equipment of $16.0 million, partially offset by proceeds from maturities of available-for-sale investments of $88.5 million.
During the six months ended June 30, 2022, cash used in investing activities was $21.6 million, attributable to purchases of available-for-sale investments of $52.6 million and purchases of property and equipment of $6.9 million, partially offset by proceeds from maturities of available-for-sale investments of $37.9 million.
Financing activities
During the six months ended June 30, 2023, cash used in financing activities was $12.4 million, attributable to $80.0 million from a draw under the Credit Agreement, net of issuance costs, proceeds of $3.1 million from the issuance of shares under our employee stock purchase plan and proceeds of $0.7 million from stock option exercises, partially offset by $80.0 million in principal term loan payments under the Credit Agreement and $16.2 million in payment of an assumed warrant liability associated with the acquisition of Neovasc.
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
In addition to the critical accounting policies and assumptions disclosed in our 2022 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the critical accounting policies and assumptions below as having the greatest potential impact on our consolidated financial statements as a result of our acquisition of Neovasc.

Business combinations
We apply the provisions of ASC 805, Business Combinations, in accounting for our acquisitions. ASC 805 requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired uncertain tax positions after the measurement period be recognized as a component of provision for taxes.
When an integrated set of assets and activities does not meet the practical screen test and otherwise meets the definition of a “business” under ASC 805, we account for such acquisitions as business combinations. The purchase price of an acquisition is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We base the estimated fair value of identifiable intangible assets acquired in an acquisition on independent third-party valuations that use information and assumptions provided by our management and consider inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in earnings.
In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date and therefore also provisional by nature. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period.
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other, our acquired goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We perform annual impairment reviews of our goodwill balance during the fourth fiscal quarter or more frequently if business factors indicate. In testing for impairment, we compare the fair value of our reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. We did not incur any goodwill impairment losses during the six months ended June 30, 2023.
In-process research and development
Intangible assets related to in-process research and development costs (“IPR&D”) are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived intangible assets and would then be amortized based on their respective estimated useful lives at that point in time. Prior to the completion or abandonment of the associated research and development efforts, the assets are amortized but are tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.
During the fourth quarter and if business factors indicate more frequently, we perform an assessment of the qualitative factors affecting the fair value of our IPR&D projects. If the fair value exceeds the carrying value, there is no impairment. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of an asset to its carrying value, without consideration of any recoverability test.
Intangible assets
Amortizable intangible assets include customer relationships and developed technology acquired as part of our business combination. Customer relationships and developed technology acquired through our business combinations subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from five to

20 years. All intangible assets subject to amortization are reviewed for impairment in accordance with Topic 360, Property, Plant and Equipment.
Contingent Consideration Liabilities Related to Business Combination
At each reporting period, we evaluate the likelihood of any expected future payments and the associated discount rate to determine the fair value of the contingent consideration. We remeasure the fair value of contingent consideration liabilities each reporting period, based on new developments, and record any necessary adjustments as a component of total operating expenses within the condensed consolidated statements of operations until either the contingent consideration obligation is satisfied through payment upon the achievement of, or the obligation no longer exists due to the failure to achieve, the specified milestones. Contingent consideration liabilities are recorded within other liabilities in the condensed consolidated balance sheets.
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
Changes in internal control over financial reporting
During the three months ended June 30, 2023, we completed the implementation of a new enterprise resource planning system. As part of the implementation, we updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe this implementation has had or will have in the future a material adverse effect on our internal control over financial reporting. There have not been any additional changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A petition for inter partes review (“IPR”) of U.S. Pat. No. 8,956,371 (the “’371 patent”), which is one of our issued U.S. patents that relates to our current IVL technology, was filed on December 7, 2018 at the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”) by Cardiovascular Systems, Inc. (“CSI”), one of our competitors. The PTAB instituted IPR proceedings for this patent and held oral hearings on April 15, 2020. On July 8, 2020, the PTAB ruled that one claim (“Claim 5”) in the ’371 patent is valid and ruled that all other claims in the ’371 patent are invalid. On August 27, 2020, further briefing by the parties was requested by the PTAB in the ’371 patent proceeding to assess whether recent guidance from the USPTO relating to “applicant admitted prior art” impacted the PTAB’s decision in the ’371 patent proceeding. In addition, the PTAB reset the time for commencement of an appeal in the ’371 patent proceeding pending the entry of a final decision after the requested briefing. On March 9, 2022, the PTAB issued an order authorizing us to file a motion for additional discovery. On March 23, 2022, we filed a motion for additional discovery, relating to additional information publicized by CSI after the PTAB's decision on the patents. On February 2, 2023, the PTAB denied the motion for additional discovery and issued a final decision, ruling again that Claim 5 is valid and that all other claims are invalid. On March 3, 2023, we filed a request for rehearing by the Director of the USPTO which; was denied on March 30, 2023. We have filed a notice of appeal of the PTAB rulings to the United States Court of Appeals for the Federal Circuit, and CSI has filed a notice of cross-appeal to challenge the decision that Claim 5 of the ‘371 patent is valid. Accordingly, Claim 5 and all other claims remain valid and enforceable until all appeals have been exhausted. Upon the conclusion of such appeals, if we are unsuccessful in whole or in part, the ’371 patent proceedings could result in the loss or narrowing in scope of the ’371 patent, which could further limit our ability to stop others from using or commercializing products and technology similar or identical to ours.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 8, 2023 (the “Q1 2023 Quarterly Report”). The risk factors described in our 2022 Annual Report and our Q1 2023 Quarterly Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described herein, in the 2022 Annual Report or in the Q1 2023 Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On May 8, 2023, Douglas Godshall, the Company’s Chief Executive Officer, terminated a pre-arranged written stock sale plan previously adopted on August 31, 2022 in accordance with Rule 10b5-1 (the “Terminated Rule 10b5-1 Plan”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the sale of up to 140,000 shares of the Company’s common stock. The Terminated Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On May 23, 2023, Laura Francis, a member of the Company’s Board of Directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Francis Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Francis Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Francis Rule 10b5-1 Plan provides for the potential sale of up to 4,000 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Francis Rule 10b5-1 Plan, between August 22, 2023 and August 30, 2024.
On May 25, 2023, Mr. Godshall entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Godshall Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Godshall Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Godshall Rule 10b5-1 Plan provides for the potential sale of up to 180,000 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Godshall Rule 10b5-1 Plan between August 24, 2023 and August 15, 2024.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit(s)		Filing Date
10.1*†	Amended and Restated Non-Employee Director Compensation Policy
10.2*	Second Amendment to Office Lease (Net), dated as of May 26, 2023, by and between Betsy Ross Property, LLC, a Delaware limited liability company, and Shockwave Medical, Inc., a Delaware corporation.	8-K	001-38829	10.1	``	June 1, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101
_______________________________
*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.
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

Shockwave Medical, Inc.

Date: August 7, 2023	By:	/s/ Douglas Godshall
Douglas Godshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Trinh Phung
Trinh Phung
Vice President of Finance
(Principal Accounting Officer)