Form 10-K/A
period 2023-12-31
Shockwave Medical, Inc.
filed 2024-04-26
CIK 1642545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
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
The number of shares of Registrant’s common stock outstanding as of April
22
, 2024 was 37,507,733.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form
10-K
to include the information required by Part II and Part III of Form
10-K
that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2023. In addition, in connection with the filing of this Amendment and pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred as of any date subsequent to the filing of the Original Filing.
Unless otherwise noted or the context indicates otherwise, the terms “Shockwave,” the “Company,” “we,” “us,” and “our” refer to Shockwave Medical, Inc., a Delaware corporation, together with its consolidated subsidiaries.
As previously announced, on April 5, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Johnson & Johnson, a New Jersey corporation (“Parent”), and Sweep Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “
M
erger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

i

ii

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Authorized for Issuance under Equity Compensation Plans

For a description of our securities authorized for issuance under equity compensation plans, see Item 12 of Part III of this Amendment under the heading “Equity Compensation Plan Information,” which is incorporated by reference in response to this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board Composition

The directors and their ages, occupations and length of service on our board of directors (“Board” or “Board of Directors”) as of April 26, 2024 are provided in the table below and in the additional biographical descriptions set forth in the text below the table:

Name	Age	Director Since	Occupation	Independent	AC	CC	NESG
Class I Directors

C. Raymond Larkin, Jr.*	75	January 2019	Independent Director	Yes	—	—	C

Laura Francis	57	January 2019	CEO, SI-BONE, Inc.	Yes	C, F	M	—

Maria Sainz	58	July 2020	CEO, Hyperfine, Inc.	Yes	—	C	M

Class II Directors

Kevin Ballinger	52	May 2023	Independent Director	Yes	—	M	M

Antoine Papiernik	57	July 2013	Managing Partner, Sofinnova Partners	Yes	M	—	—

Sara Toyloy	57	March 2021	President, Fabrica Consulting LLC	Yes	M	—	—

Class III Directors

Doug Godshall	59	May 2017	President and CEO, Shockwave	No	—	—	—

Frederic Moll, M.D.	72	May 2011	Independent Director	Yes	—	—	M

F.T. “Jay” Watkins	71	June 2013	Managing Partner, Sonder Capital	Yes	M	—	—

*: Board Chair	F: Financial Expert	M: Member	C: Committee Chair	AC: Audit Committee	CC: Compensation Committee	NESG: Nominating and ESG Committee

Class I Directors

C. Raymond Larkin, Jr. Mr. Larkin has served as a member and as Chairman of our Board of Directors since January 2019. Mr. Larkin is presently also Chairman of the board of directors of Align Technology Inc. (Nasdaq Stock Market LLC (“Nasdaq”): ALGN), a global medical device company, where he has served as a director since March 2004 and as Chairman since February 2006. In addition, Mr. Larkin has served on the board of directors of Reva Medical Inc., a medical device company, since July 2017 and was Chairman until 2019. Previously, Mr. Larkin served as a director of HeartWare International, Inc. (“HeartWare”), a medical device company, from October 2008 and as Chairman of the board of directors from June 2010 until its acquisition by Medtronic, plc (NYSE: MDT) in August 2016. Previously, he was President and Chief Executive Officer of Nellcor Puritan Bennett, Inc., one of the world’s preeminent respiratory products companies. Mr. Larkin also served as Chief Executive Officer of Eunoe, Inc., a medical device company. Mr. Larkin served as a Captain in the United States Marine Corps and received his B.S. in Industrial Management from LaSalle University. Mr. Larkin’s extensive experience in analyzing, investing in and advising medical device and emerging growth companies provides him with the qualifications and skills to serve on our Board of Directors.

Laura Francis. Ms. Francis has served as a member of our Board of Directors since January 2019. Since April 2021, Ms. Francis has been Chief Executive Officer and a member of the board of directors of SI-BONE, Inc. (Nasdaq: SIBN), an orthopedic device company. Ms. Francis previously served as SI-BONE’s Chief Operating Officer from July 2019 to April 2021, and as SI-BONE’s Chief Financial Officer from May 2015 to April 2021. Prior to joining SI-BONE, she was the Chief Financial Officer for Auxogyn, Inc., a women’s health company, from December 2012 to September 2014. From September 2004 to December 2012, Ms. Francis served as Vice President of Finance, Chief Financial Officer and Treasurer for Promega Corporation, a life science reagent company. From March 2002 to September 2004, she served as the Chief Financial Officer of Bruker BioSciences Corporation (Nasdaq: BRKR), a public life science instrumentation company. From May 2001 to March 2002, Ms. Francis served as Chief Operating Officer and Chief Financial Officer of Nutra-Park Inc., an agricultural biotechnology company. From April 1999 to May 2001, Ms. Francis was Chief Financial Officer of Hypercosm, Inc., a software company. From October 1995 to April 1999, she was an engagement manager with McKinsey & Company, a consulting firm. Early in her career, Ms. Francis was an audit manager with Coopers & Lybrand, an accounting firm. Ms. Francis received her B.B.A. from the University of Wisconsin and M.B.A. from Stanford University. She is a Certified Public Accountant (inactive) in the State of California. Ms. Francis’s extensive experience as an executive officer of a number of public and private medical device and life science growth companies provides her with the qualifications and skills to serve on our Board of Directors.

Maria Sainz. Ms. Sainz has served as a member of our Board of Directors since July 2020. Since October 2022, Ms. Sainz has been Chief Executive Officer of Hyperfine, Inc. (Nasdaq: HYPR), a medical device company, and has served as a member its board of directors since December 2021. From May 2018 to February 2021, Ms. Sainz served as President and Chief Executive Officer of AEGEA Medical, Inc., a women’s health company in the field of endometrial ablation, until its acquisition by The Cooper Companies Inc. (Nasdaq: COO). From May 2012 to July 2017, Ms. Sainz served as the President and Chief Executive Officer of Cardiokinetix Inc., a medical device company pioneering a catheter-based treatment for heart failure. From April 2008 to May 2012, Maria was the President and Chief Executive Officer of Concentric Medical, Inc., a developer of minimally invasive products for the treatment of acute ischemic stroke, which was acquired in 2011 by Stryker Corporation (NYSE: SYK). Ms. Sainz began her medical technology career at Guidant Corporation (“Guidant”), where she held positions of increasing responsibility in Europe and the United States. At the time of the acquisition of Guidant by Boston Scientific Corporation (NYSE: BSX) (“Boston Scientific”), a publicly traded global company focused on a variety of interventional medical specialties, she served as President of the Cardiac Surgery division of Guidant. Ms. Sainz has been intimately involved in several major medical technology product launches such as coronary stents and cardiac resynchronization therapy devices. Ms. Sainz currently serves as a member of the board of directors for several private medical companies. Previously, Ms. Sainz served as a member of the boards of directors of Avanos Medical, Inc. (NYSE: AVNS), a medical device company, from February 2015 to January 2023, Atrion Corporation, a medical device company, from August 2021 to October 2022, Orthofix Medical Inc. (Nasdaq: OFIX), a

global medical device company, from June 2008 to September 2011 and November 2012 to June 2021, Iridex Corporation (Nasdaq: IRIX), a laser-based medical device company, from April 2018 to June 2020, and Spectranetics Corporation, a cardiovascular medical device company, from November 2010 to July 2017. She received her M.A. in Languages from the University Complutense in Madrid, Spain and a master’s in international management from the American Graduate School of International Management. Ms. Sainz’s international and healthcare industry experience provides her with the qualifications and skills to serve on our Board of Directors.

Class II Directors

Kevin Ballinger. Mr. Ballinger has served as a member of our Board of Directors since May 2023. From July 2020 to September 2023, Mr. Ballinger served as President of Aldevron, LLC (“Aldevron”), a privately held genomics company that was acquired by Danaher Corporation (NYSE: DHR) in August 2021. Prior to joining Aldevron, he spent 25 years at Boston Scientific (NYSE: BSX). During his last nine years at Boston Scientific, Mr. Ballinger served as Executive Vice President and Global President of the Interventional Cardiology division. Mr. Ballinger has served on the board of directors of Silk Road Medical, Inc. (Nasdaq: SILK), a medical device company, since December 2020. Mr. Ballinger earned his B.S. in Mechanical Engineering from Michigan Technological University, and his M.B.A. from the University of Minnesota’s Carlson School of Management. Mr. Ballinger’s healthcare industry experience provides him with the qualifications and skills to serve on our Board of Directors.

Antoine Papiernik. Mr. Papiernik has served as a member of our Board of Directors since July 2013. Mr. Papiernik has been Managing Partner of Sofinnova Partners since 1997. He has been an initial investor and a board member in public companies, including ProQr Therapeutics N.V. and Mainstay Medical International plc. Mr. Papiernik is also a board member of private companies MayHealth, Highlife, Home Biosciences, MD Start II, Mnemo Therapeutics, Noema Pharma AG, Pi-Cardia, Reflexion Medical, Inspirna, SafeHeal, Tissium, and Moon Surgical SAS. He has served on the boards of EOS (Ethical Oncology Science) S.p.A., CoAxia, Inc., Lectus Therapeutics Ltd, Entourage Medical Technologies, Inc., Corwave SA, Auris Medical Holding and Impatients. Mr. Papiernik previously was an initial investor and a board member of the following companies: Actelion Pharmaceuticals Ltd. (“Actelion”), NovusPharma S.p.A. (sold to Cell Therapeutics, Inc.), Movetis NV (sold to Shire Plc), Pixium Vision SA and Stentys SA, which went public, respectively, on the Zürich stock exchange, the Milan Nuovo Mercato, the Belgium Stock Exchange, the Stockholm stock exchange, and EuroNext Paris. He was also a board member for Cotherix Inc. (initially listed on the Nasdaq, then sold to Actelion), CoreValve (sold to Medtronic plc), Fovea Pharmaceuticals (sold to Sanofi-Aventis S.A.) and ReCor Medical, Inc. (sold to Otsuka Pharmaceutical Co., Ltd.). Mr. Papiernik received his M.B.A. from the Wharton School of Business, University of Pennsylvania and his B.S. from Institut Etudes Economiques Commerciales. Mr. Papiernik’s experience in the healthcare industry provides him with the qualifications and skills to serve on our Board of Directors.

Sara Toyloy. Ms. Toyloy has served as a member of our Board of Directors since March 2021. Ms. Toyloy is currently President of Fabrica Consulting LLC, which she founded in February 2020. From March 2008 to February 2020, Ms. Toyloy served as President, New Therapies and Chief Regulatory Officer and Executive Vice President, Regulatory, Clinical Quality of Elixir Medical Corporation. Prior to this, Ms. Toyloy held several executive management positions at Medtronic Vascular Inc., including Executive Vice President of Biosensors International from February 2005 to August 2007 and Vice President of Regulatory and Clinical Affairs from December 2002 through October 2004. From January 1990 through November 2002, Ms. Toyloy served in a number of positions at Guidant, ultimately as Guidant’s Director of Regulatory Affairs and Clinical Research. Ms. Toyloy has served on the board of directors of Tissium, a private medical technology company, since September 2022. Ms. Toyloy received her B.S. Degree in Biological Sciences from California State University Hayward. She is also a member of the Regulatory Affairs Professional Society and a permanent member of the California Community College Honor Scholarship Society. Ms. Toyloy has been a guest lecturer at the Stanford Biomedical Technology and Innovation Program and in 2019 was recognized as the Distinguished Alumna for the School of Science at California State University East Bay (formerly California State University Hayward). Ms. Toyloy’s experience in healthcare and healthcare regulation provides her with the qualifications and skills to serve on our Board of Directors.

Class III Directors

Doug Godshall. Mr. Godshall has served as our President and Chief Executive Officer and as a member of our Board of Directors since May 2017. Mr. Godshall currently serves on the board of directors of the Medical Device Manufacturers Association, a national trade association providing educational and advisory assistance to medical technology companies. Previously, Mr. Godshall served as the Chief Executive Officer of HeartWare, from September 2006 until August 2016 and as director from October 2006 until its acquisition by Medtronic plc (NYSE: MDT) in August 2016. Prior to joining HeartWare, Mr. Godshall served in various executive, managerial and leadership positions at Boston Scientific (NYSE: BSX), where he had been employed since 1990. Mr. Godshall also served on the board of directors of Eyepoint Pharmaceuticals, Inc. (Nasdaq: EYPT), a pharmaceuticals company, from March 2012 to June 2021. He currently serves on the boards of directors of two private companies, Saluda Medical, Inc. and Galvanize Therapeutics, Inc. Mr. Godshall received his B.A. in Business from Lafayette College and M.B.A from Northeastern University. Mr. Godshall’s experience in the clinical development, business execution, and regulatory strategy for medical devices and pharmaceuticals provides him with the qualifications and skills to serve on our Board of Directors.

Frederic Moll, M.D. Dr. Moll has served as a member of our Board of Directors since May 2011. From April 2019 to March 2023, Dr. Moll has served as Chief Development Officer for Johnson & Johnson Medical Devices Companies (NYSE: JNJ). Previously, Dr. Moll was a co-founder, and, from September 2012 to April 2019, was the Chairman and Chief Executive Officer of Auris Health, Inc., a surgical robotics company, until it was acquired by Johnson & Johnson Medical Devices Companies. Dr. Moll was also a co-founder and, from September 2002 to December 2011, served as the Chief Executive Officer of Hansen Medical, Inc., a surgical robotics company. Previously, Dr. Moll co-founded Intuitive Surgical, Inc. (NASDAQ: ISRG), a surgical robotics company, and from 1995 to 2002 served as its first Chief Executive Officer. Dr. Moll also co-founded Endo-Therapeutics, Inc. and Origin Medsystems, Inc. (“Origin”), which later became an operating company within Guidant following its acquisition by Eli Lilly & Company (NYSE: LLY) (“Eli Lilly”). Dr. Moll has served on the boards of directors of PROCEPT BioRobotics Corporation (Nasdaq: PRCT), a robotic surgical company, since August 2011, and Lux Health Acquisition Corp., a special purpose acquisition company, since June 2020. Dr. Moll previously served as a member and Chairman of the board of directors of Restoration Robotics, Inc., a robotic medical device company, from November 2002 until its merger with Venus Concept Inc. (Nasdaq: VERO) in November 2019. He also served as a member of the board of directors of Intersect ENT, Inc., a medical technology company, from March 2006 to February 2021, and a member of the board of directors of Biolase, Inc. (Nasdaq: BIOL), a dental laser company, from June 2013 until November 2017. Dr. Moll received his B.A. in Economics from the University of California at Berkeley, an M.S. in Management from Stanford University and an M.D. from the University of Washington. Dr. Moll’s experience in the healthcare sector and his medical background and experience provide him with the qualifications and skills to serve on our Board of Directors.

F.T. “Jay” Watkins. Mr. Watkins has served as a member of our Board of Directors since June 2013. He previously served as the Chairperson of our Board from May 2017 to January 2019. Mr. Watkins currently serves as a Managing Partner at Sonder Capital. Prior to joining Sonder Capital, Mr. Watkins was a Managing Director at De Novo Ventures (“De Novo”) from 2002 to December 2021. Before joining De Novo, he was a co-founder and founding Chief Executive Officer of Origin, a venture funded medical technology start-up, until its acquisition by Eli Lilly (NYSE: LLY) in 1995. When Eli Lilly spun out its medical device businesses as Guidant, Mr. Watkins became a member of Guidant’s Management Committee and served as president of several divisions, including the Minimally Invasive Surgery Group, the Cardiac and Vascular Surgery Group and Heart Rhythm Technologies. Mr. Watkins also co-founded Gynecare, Inc., a woman’s health care company, which was spun out, taken public and subsequently acquired by Johnson & Johnson (NYSE: JNJ). Mr. Watkins was also the founding president of Compass, Guidant’s corporate business development and new ventures group, where he was involved in the acquisition of two public companies and led venture investments in 14 companies. Prior to joining Origin, Mr. Watkins also held management positions in several start-ups, including Microgenics (acquired by Boehringer Mannheim) and was a consultant with McKinsey & Company. Mr. Watkins received his M.B.A. from Harvard Business School and his B.A. from Stanford University. Mr. Watkins’ experience in the healthcare industry provides him with the qualifications and skills to serve on our Board of Directors.

Independence of the Board of Directors

The Board conducts an annual review of the independence of our directors and in its most recent review determined that all of our directors, other than Mr. Godshall, are independent directors within the meaning of the applicable Nasdaq listing standards and relevant securities and other laws, rules and regulations regarding the definition of “independent” (the “Independent Directors”). Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions”. There are no family relationships between any director and any of our executive officers.

Information Regarding Committees of the Board of Directors

The Board has a number of committees that perform certain functions for the Board. The current committees of the Board are the Audit Committee, the Compensation Committee and the Nominating and ESG Committee. Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable Nasdaq listing standards and relevant securities and other laws, rules and regulations regarding “independence” and that each member is free of any relationship that would impair such committee member’s individual exercise of independent judgment with regard to Shockwave.

Audit Committee

The Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58) of the Exchange Act. The Audit Committee was established by the Board to assist the Board in its oversight of the integrity of our financial statements and internal controls, the design, implementation and performance of our internal audit function, and our compliance with legal and regulatory requirements. In addition, the Audit Committee assists the Board in its oversight of the qualification, independence and performance of our independent registered public accounting firm and recommends to the Board the appointment of our independent registered public accounting firm. The Audit Committee also has oversight of our ethics and compliance program and receives regular reports on program effectiveness.

The members of our Audit Committee are Laura Francis, Antoine Papiernik, Sara Toyloy, and F.T. “Jay” Watkins. Ms. Francis is the chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations, including independence requirements specific to members of the audit committee of the board of directors of a listed company. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Ms. Francis is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. In making that determination, the Board relied on the past business experience of Ms. Francis. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board of Directors. Our Audit Committee is directly responsible for, among other things:

•	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;

•	ensuring the independence of the independent registered public accounting firm;

•	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;

•	establishing procedures for employees to anonymously submit concerns, including regarding questionable accounting or audit matters;

•	reviewing our guidelines and policies with respect to financial and information security risk management, including cybersecurity and other information technology risks;

•	considering the adequacy of our internal controls;

•	reviewing material related party transactions or those that require disclosure;

•	overseeing our cybersecurity risk management program;

•	overseeing our compliance program; and

•	approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

In 2023, the Audit Committee met six times. Our Audit Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The Audit Committee charter can be found in the Corporate Governance section of the Investors section of our website at www.shockwavemedical.com. The Audit Committee charter grants the Audit Committee authority to obtain, at our expense and without seeking Board or management approval, advice and assistance from legal, accounting or other advisors and consultants and other external resources that the Audit Committee considers necessary or appropriate in the performance of its duties.

As required by its charter, the Audit Committee conducts a self-evaluation at least annually. The Audit Committee also reviews and assesses the adequacy of its charter at least annually and recommends any proposed changes to the Board for its consideration.

The Board annually reviews Nasdaq listing standards’ definition of independence for Audit Committee members and has determined that all members of our Audit Committee are “independent” and “financially literate” under Nasdaq listing standards and that members of the Audit Committee received no compensation from the Company other than for service as a director in 2023.

Compensation Committee

The members of our Compensation Committee are Kevin Ballinger, Laura Francis, and Maria Sainz. Ms. Sainz is the chair of our Compensation Committee. Each member of our Compensation Committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations, including independence requirements specific to members of the compensation committee of the board of directors of a listed company. Our Compensation Committee is responsible for, among other things:

•

reviewing and recommending that our Board of Directors approve the compensation of our Chief Executive Officer, and reviewing and approving the compensation for our other named executive officers (“NEOs”) and each other direct report of the Chief Executive Officer at the level of vice president or above;

•	reviewing and recommending to our Board of Directors the compensation of our directors;

•	reviewing and approving, or recommending that the Board approve, the terms of compensatory arrangements with our executive officers, including severance agreements and change-of-control protections;

•	administering our stock and equity incentive plans;

•	reviewing and approving, or making recommendations to our Board of Directors with respect to, incentive compensation and equity plans;

•	retaining and managing independent compensation consultants and assessing annually whether there are any conflicts of interest with such consultants; and

•	reviewing our overall compensation philosophy.

During 2023, the Compensation Committee met five times. Our Compensation Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The Compensation Committee charter can be found in the Corporate Governance section of the Investors section of our website at www.shockwavemedical.com. The Compensation Committee charter grants the Compensation Committee sole authority to retain or obtain the advice of a compensation consultant, legal counsel or other adviser, including the authority to approve such advisers’ reasonable compensation. The Compensation Committee may select such advisers, or receive advice from any other adviser, only after taking into consideration all factors relevant to that person’s independence from management, including those independence factors enumerated by the SEC and Nasdaq rules.

Under the Compensation Committee charter, the Compensation Committee may, in its discretion, delegate its duties to a subcommittee or to the chair of the Compensation Committee when it deems it appropriate and in the best interests of the Company.

As required by its charter, the Compensation Committee conducts a self-evaluation at least annually. The Compensation Committee also annually reviews and assesses the adequacy of its charter and recommends any proposed changes to the Board for its consideration.

Compensation Committee Processes and Procedures

The implementation of our compensation philosophy is carried out under the supervision of the Compensation Committee. The Compensation Committee charter requires that the Compensation Committee meet as often as it determines is appropriate to carry out its responsibilities under its charter. The agenda for each meeting is usually developed by the chair of the Compensation Committee, in consultation with other Compensation Committee members, management and the Compensation Committee’s independent advisors. The Compensation Committee also meets regularly in executive session. However, our President and Chief Executive Officer, our General Counsel and our Vice President of Human Relations, in addition to the Compensation Committee’s independent advisors, may attend portions of the Compensation Committee meetings for the purpose of providing analysis and information to assist management with their recommendations on various compensation matters. Management does not participate in the executive sessions of the Compensation Committee.

In 2023, the Compensation Committee engaged Compensia, Inc. (“Compensia”) as an independent adviser to the Compensation Committee. During 2023, Compensia conducted analysis and provided advice on, among other things, the appropriate cash and equity compensation for our executive officers, including our Chief Executive Officer and then-serving Chief Financial Officer. Compensia reported directly to the Compensation Committee, which retained sole authority to direct the work of and engage Compensia. As part of its analysis, Compensia collected and analyzed compensation information from a peer group of comparable public companies and reported to the Compensation Committee, which is described in more detail below in the section titled “Executive Compensation—Compensation Discussion & Analysis—How We Determine Executive Compensation—Peer Group”. The Compensation Committee considered this report when making its determinations regarding executive compensation in 2023, as detailed below in the section titled “Executive Compensation”.

In April 2023, the Compensation Committee, taking into account the various factors prescribed by Nasdaq regarding the independence of compensation consultants, confirmed the independence of Compensia as a compensation adviser.

Nominating and ESG Committee

The Nominating and ESG Committee is generally responsible for identifying qualified Board candidates, recommending director nominees and appointments to Board committees, evaluating Board performance, overseeing director compensation, overseeing the Company’s Corporate Governance Guidelines and overseeing the Company’s corporate responsibilities initiatives. The members of our Nominating and ESG Committee are C. Raymond Larkin, Jr., Kevin Ballinger, Frederic Moll, M.D. and Maria Sainz. Mr. Larkin is the chair of the Nominating and ESG Committee. Each member of the Nominating and ESG Committee meets the requirements for independence under the current Nasdaq listing standards. Our Nominating and ESG Committee is responsible for, among other things:

•	identifying and recommending candidates for membership on our Board of Directors;

•	reviewing and recommending our corporate governance guidelines and policies;

•	reviewing proposed waivers of the corporate governance guidelines for directors and executive officers;

•	overseeing the process of evaluating the performance of our Board of Directors;

•	reviewing management succession plans;

•	assisting our Board of Directors on corporate governance matters; and

•	providing oversight of the Company’s corporate responsibility initiatives and principles, including those relating to environmental and social matters.

A detailed discussion of the Nominating and ESG Committee’s procedures for recommending candidates for election as a director appears below under the section titled “—Procedures of the Nominating and ESG Committee”.

During 2023, the Nominating and ESG Committee met four times. Our Nominating and ESG Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The Nominating and ESG Committee charter can be found in the Governance section of the Investors section of our website at www.shockwavemedical.com. The Nominating and ESG Committee charter complies with the guidelines established by Nasdaq. The charter of the Nominating and ESG Committee grants the Nominating and ESG Committee sole authority to retain and terminate any advisers, including search firms to identify director candidates and legal counsel, including sole authority to approve all such advisers’ fees and other retention terms.

As required by its charter, the Nominating and ESG Committee leads our Board in a self-evaluation at least annually. The Nominating and ESG Committee also periodically reviews and assesses the adequacy of its charter and recommends any proposed changes to the Board for approval.

With respect to environmental and social matters, the Nominating and ESG Committee provides oversight with respect to our efforts and related public disclosure regarding environmental stewardship in our operations and social matters pertaining to our business, including current and emerging social trends and issues that may affect the business operations, performance and public image of the Company.

Procedures of the Nominating and ESG Committee

In connection with nominating directors for election at our annual meetings of stockholders and periodically throughout the year, the Nominating and ESG Committee considers the composition of the Board and each committee of the Board to evaluate its effectiveness and whether changes should be considered to either the Board or any of the committees. In support of this process, the Board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our Company. The Board considers the following factors and qualifications, without limitation:

•	the appropriate size and the diversity of the Board;

•	the needs of the Board with respect to the particular talents and experience of its directors;

•

the knowledge, skills and experience of nominees, including experience in the industry in which the Company operates, business, finance, management or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	familiarity with domestic and international business matters;

•	familiarity and experience with legal and regulatory requirements; and

•	experience with accounting rules and practices.

Pursuant to the Nominating and ESG Committee charter, the Nominating and ESG Committee periodically reviews the composition of the Board in light of current challenges and needs of the Board and the Company and determines whether it may be appropriate to add or remove individuals after considering issues of judgment, diversity, skills, background and experience. The Nominating and ESG Committee considers such factors as gender, race, ethnicity and experience, area of expertise, as well as other individual attributes that contribute to the total diversity of viewpoints and experience represented on the Board of Directors. Our Nominating and ESG Committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

Once the Nominating and ESG Committee and the Board determine that it is appropriate to add a new director, either as a replacement or as a new position, the Nominating and ESG Committee uses a flexible set of procedures in selecting individual director candidates. This flexibility allows the Nominating and ESG Committee to adjust the process to best satisfy the objectives it is attempting to accomplish in any given director search. The first step in the general process is to identify the type of candidate the Nominating and ESG Committee may desire for a particular opening, including establishing the specific target skill areas, experiences and backgrounds that are to be the focus of a director search. The Nominating and ESG Committee may consider candidates recommended by management, by members of the Nominating and ESG Committee, by the Board, by stockholders or by a third party it may engage to conduct a search for possible candidates. In considering candidates submitted by stockholders, the Nominating and ESG Committee will take into consideration the needs of the Board and the qualifications of the candidate. Additional information regarding the process for properly submitting stockholder nominations of candidates for membership on our Board, including information regarding the deadlines and the written notice requirements applicable to such nominations, is set forth in our Second Amended and Restated Bylaws (our “Bylaws”).

Once candidates are identified, the Nominating and ESG Committee conducts an evaluation of qualified candidates. The evaluation generally includes interviews and background and reference checks. There is no difference in the evaluation process of a candidate recommended by a stockholder as compared to the evaluation process of a candidate identified by any of the other means described above. In identifying and evaluating potential nominees to serve as directors, the Nominating and ESG Committee will examine each nominee on a case-by-case basis regardless of who recommended the nominee and take into account all factors it considers appropriate.

If the Nominating and ESG Committee determines that a candidate should be nominated as a candidate for election to the Board, the candidate’s nomination is then recommended to the Board, and the directors may in turn conduct their own review to the extent they deem appropriate. When the Board has agreed upon a candidate, such candidate is recommended to the stockholders for election at an annual meeting of stockholders or appointed as a director by a vote of the Board as appropriate.

Additional Governance Information

Code of Business Conduct and Ethics

Our Board of Directors has adopted our code of business conduct and ethics (the “Code of Conduct”), which applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Conduct is available in the Corporate Governance section of the Investors section of our website at www.shockwavemedical.com. We intend to disclose future amendments to our Code of Conduct, or any waivers of such code, on our website or in public filings.

Supplier Code of Conduct

Our Board of Directors has adopted our Supplier Code of Conduct that outlines Shockwave’s expectations and guidelines with respect to the conduct of any third party that provides goods or services to Shockwave, which applies to all of our direct and indirect suppliers, their employees, subsidiaries, agents and subcontractors. The full text of our Supplier Code of Conduct is available in the Corporate Governance section of the Investors section of our website at www.shockwavemedical.com.

Executive Officers

The following table sets forth certain information concerning our executive officers as of the date of this Amendment:

Name	Age	Position
Doug Godshall	59	President, Chief Executive Officer & Director

Renee Gaeta	43	Chief Financial Officer

Isaac Zacharias	49	President, Chief Commercial Officer

There are no family relationships between any of our directors and any of our executive officers.

Mr. Godshall’s biography is included above under the section titled “Board Composition” with the biographies of the other members of the Board. Biographies for our other executive officers are below.

Renee Gaeta. Ms. Gaeta has served as our Chief Financial Officer since February 2024. From July 2021 to January 2024, Ms. Gaeta served as the Chief Financial Officer of Eko Health, Inc., a privately held cardiopulmonary digital health company. From July 2017 to July 2021, Ms. Gaeta served as Chief Financial Officer and a member of the executive team at Establishment Labs Holdings, Inc., a global medical technology company. Prior to that, at Sientra, Inc., a medical aesthetics company, Ms. Gaeta served as Vice President, Corporate Controller, and an executive team member. For a ten-year period early in Ms. Gaeta’s career, she held roles of increasing responsibility at KPMG LLP, an international accounting firm, ultimately as Director, Transaction and Restructuring. Ms. Gaeta has served on the board of directors and as a member of the audit committee of Candel Therapeutics, Inc., a clinical stage biopharmaceutical company focused on developing off-the-shelf multimodal biological immunotherapies, since August 2022. She previously served on the board of directors and as the chair of the audit committee of SeaSpine Holdings Corporation, a global medical technology company focused on surgical solutions for the treatment of spinal disorders, from February 2019 to January 2023 (when it merged with Orthofix Medical, Inc.). Ms. Gaeta received her B.S. in Accounting from Loyola Marymount University and is a Certified Public Accountant in the State of California.

Isaac Zacharias. Mr. Zacharias has served as our President, Chief Commercial Officer since June 2022 and previously served as our Chief Commercial Officer beginning November 2018. Previously, Mr. Zacharias served as our General Manager of Structural Heart and Vice President of International Sales from March 2018 to November 2018. Prior to joining Shockwave, Mr. Zacharias served as the Vice President, General Manager for the PCI Guidance business at Boston Scientific from July 2011 to March 2018. Prior to that, Mr. Zacharias served as the Vice President, New Business

Development for Boston Scientific where he negotiated investments and acquisitions for the Cardiology, Rhythm Management and Vascular business units. Mr. Zacharias began his career as a research and development engineer and has held a variety of clinical and marketing roles. Mr. Zacharias received his B.S. and M.S. degrees in Mechanical Engineering from the University of California, Davis.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in the ownership with the SEC.

To the best of our knowledge and based solely on a review of the copies of such reports filed with the SEC, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis except, due to a clerical oversight, the following: (i) a late Form 4 filed on November 3, 2023 on behalf of Ms. Phung to report the exercise of 2,400 stock options on April 26, 2022, a grant of 720 restricted stock units (“RSUs”) on June 1, 2023, and a grant of 229 RSUs on September 1, 2023; (ii) a total of four Forms 4 filed on November 15, 2023 on behalf of Mr. Godshall, Ms. Phung, Mr. Puckett, and Mr. Zacharias, respectively, to report sales of common stock on November 2, 2023 to satisfy tax liabilities associated with the vesting and settlement of RSUs; (iii) one Form 4 filed on November 21, 2023 on behalf of Mr. Godshall to report the sale on April 25, 2022 of an aggregate 1,887 shares of common stock to satisfy tax liabilities arising from the vesting and settlement of RSUs; (iv) one Form 4 filed on December 12, 2023 on behalf of Ms. Francis to report a gift of stock on October 2, 2023 to a revocable trust of which she and her spouse are co-trustees; (v) a late Form 4 filed on December 12, 2023 on behalf of Mr. Zacharias to report the sale of common stock to satisfy tax liabilities associated with the vesting and settlement of RSUs, which sales occurred on April 17, 2021 and December 9, 2022, respectively; and (vi) one Form 4 amendment filed on January 4, 2024 on behalf of Mr. Watkins to report an option exercise that occurred on June 20, 2023.

Item 11. Executive Compensation.

Compensation Discussion & Analysis

The following Compensation Discussion and Analysis (“CD&A”) provides information about our compensation program for the following executive officers, who constituted our NEOs for the fiscal year ended December 31, 2023:

•	Doug Godshall, our President and Chief Executive Officer;

•	Dan Puckett, our former Chief Financial Officer; and

•	Isaac Zacharias, our President, Chief Commercial Officer.

We refer to these three officers as our NEOs, each of whose compensation is set forth in the Summary Compensation Table and the other compensation tables included in this Amendment. Following fiscal year end, Dan Puckett resigned as our Chief Financial Officer, effective February 5, 2024, and Renee Gaeta was appointed as our Chief Financial Officer, also effective February 5, 2024. Mr. Puckett will assist with the transition of his role to Ms. Gaeta and will consult for the Company through February 5, 2025.

This CD&A also discusses our executive compensation philosophy; decisions involving our executive team, including the NEOs, with respect to compensation paid for 2023; the role of Compensia, our compensation consultant; the individual components of our executive compensation program; and certain other policies affecting executive compensation at Shockwave.

Executive Summary

2023 Compensation Highlights

•

Competitive Base Salaries. After evaluating the competitive positioning of our NEOs’ base salaries in the context of our overall compensation philosophy and peer group data, the Compensation Committee approved, or in the case of our Chief Executive Officer, recommended to the Board of Directors for approval and the Board of Directors approved, base salary increases between 5% and 11.5% for our NEOs in 2023. These changes reflected significant growth in our financial and competitive market profile, driven in part by revenue growth of 49% year-over-year from fiscal 2022 to fiscal 2023.

•

Challenging Annual Incentive Goals. Our NEOs were eligible to earn an annual incentive based on our level of achievement of rigorous corporate financial and strategic goals for the year, which are the same goals for all employees at the Company. The bonus earned by our NEOs other than our CEO also include a weighting tied to their individual performance for the year. Based on the achievement of our strong growth and product development milestones, our NEOs earned annual incentives between 127% and 129% of their respective targets.

•

Performance-Based Restricted Stock Units (“PRSUs”). In 2023, our Compensation Committee continued to grant PRSUs as a component of the long-term incentive compensation of our NEOs. PRSUs granted in 2023 represented 50% of the target equity value awarded to our Chief Executive Officer and 40% of the target value for our other NEOs, and are eligible to be earned based on the achievement of 2- and 3-year revenue growth targets. Our PRSUs were designed to provide a measure of performance that is long-term while also providing incremental measurement vesting opportunities in the context of a high growth and dynamic business environment. The 2- and 3-year performance periods provide an emphasis on sustained growth that is also differentiated from the one-year revenue measurement in the bonus plan.

Goals of Our Executive Compensation Program

The Compensation Committee believes that the most effective compensation program is one that is designed to:

•

Align pay with our performance. Our annual bonus awards are generally not earned unless pre-determined levels of performance are achieved against annual corporate goals approved by our Board of Directors. Likewise, our stock option awards will not provide realizable value and our RSU and PRSU awards will not provide increased value unless there is an increase in the value of our shares, which benefits all stockholders.

•

Align total compensation with stockholder objectives. Our executive compensation program is intended to align our executives’ interests with those of our stockholders by linking compensation to corporate performance and corresponding creation of stockholder value, and by rewarding our executives for the creation of value for our stockholders.

•

Attract, incentivize, reward and retain diverse, talented individuals with relevant experience through a competitive pay structure. Attraction and retention are uniquely challenging in the San Francisco Bay Area and Silicon Valley where we are headquartered. We compete for talent with other companies that offer competitive compensation packages. We reward individuals fairly over time and seek to retain those individuals who continue to meet our high expectations.

•

Deliver balanced total compensation packages to accomplish our business objectives and mission. Our executive compensation program focuses on total compensation, combining short- and long-term components, cash and equity, and fixed and variable payments, in the proportions that we believe are the most appropriate to incentivize and reward our NEOs for achieving our corporate goals while minimizing incentives for excessive risk-taking or unethical conduct.

The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that total compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. Accordingly, the Compensation Committee believes executive compensation packages that we provide to our executives should (i) include both cash and stock-based compensation that reward performance as measured against established goals and (ii) align executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.

In addition, the Compensation Committee seeks to ensure that we maintain sound governance and compensation policies and practices. In designing and overseeing our executive compensation program, we strive to employ best practices and regularly assess our policies and practices.

What We Do

•

A significant portion of our executive compensation program is dependent upon stock price appreciation and other variable, at-risk pay components. Our NEOs receive both RSUs and PRSUs, which vest based on the achievement of milestones based on revenue growth.

•	Prior to making executive compensation decisions, we review peer company compensation data.

•	We ensure management acts and thinks like stockholders through stock ownership requirements through our Stock Ownership Policy.

•

We seek third-party executive compensation advice for the Compensation Committee from an independent consulting firm directly engaged by the Compensation Committee that does not perform any other services for us.

•	We have adopted an Amended and Restated Policy for Recoupment of Incentive Compensation (“Clawback Policy”) that applies to incentive compensation paid to our NEOs.

•	We assess the risk-reward balance of our compensation programs annually with an independent third-party compensation consultant in order to mitigate undue risks in our programs.

What We Don’t Do

•	No supplemental executive retirement plan.

•	No golden parachute excise tax gross-ups.

•	NEOs may not pledge our common stock as collateral for any obligation.

•	NEOs may not engage in transactions intended to hedge or offset the market value of our common stock owned by them.

•	No perquisites to any of our executive officers that are not generally available to our full-time, salaried employees.

•	No incentives rewarding excessive risks.

Compensation Risk Oversight

Our compensation committee has responsibility for establishing our compensation philosophy and objectives, determining the structure, components and other elements of our programs, and reviewing and approving the compensation of our NEOs. We do not believe that our executive compensation program creates risks that are reasonably likely to have a material adverse effect on us.

Key Components and Design of Our Executive Compensation Program

Our compensation program focuses on (i) cash compensation in the form of base salary and an annual variable bonus opportunity, and (ii) long-term equity awards. The Compensation Committee uses a combination of general guidelines for compensation, described below, combined with the Compensation Committee’s experience and business judgment to establish total compensation for each NEO that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, which the Compensation Committee believes is appropriate to maintain an effective executive compensation program and incentivize performance to our short- and long-term corporate goals. In addition, we often compete for talent with companies much larger than us that offer competitive compensation packages, particularly in the Silicon Valley where we are headquartered.

Design Elements of Our Compensation Program

Element	Description	Primary Design Element
Base Salary	• Annual fixed cash compensation.	• Provides compensation for functional expertise and day-to-day responsibilities. • Based on position, scope of responsibilities, individual performance and experience and competitive data.

Annual Bonus

•   Chief Executive Officer payout evaluated based 100% on achievement of corporate goals.

•   Other NEO payout evaluated based 75% on corporate goals and 25% on individual goals.

•   Corporate goals may include goals and objectives relating to operational performance (e.g., quality and delivery performance), growth, product development milestones, implementation of strategic programs, financial results and human resource initiatives, and are the same goals for all Company employees.

•   Individual goals and objectives are tailored to each NEO’s position (other than our Chief Executive Officer) and were designed to award performance based on the individual’s contribution to the Company’s growth, financial performance, structural organization and achievement of strategic initiatives.

•   Emphasizes financial results by making them a key factor in determination of amount of bonus and whether a bonus is paid.

•   Other major factors are the results for the most recently completed year, the annual operating plan for the current year, and general economic and market conditions.

•   Aligns our executives with the Company’s business objectives and performance expectations.

•   Aligns executive pay with the achievement of long-term strategic objectives that create long-term value for stockholders.

•   Opportunity based on position, scope of responsibilities, individual performance and experience, risk assessments and competitive data.

Element	Description	Primary Design Element
Long Term Equity Awards

•   In 2023, NEOs were awarded RSUs, which vest in quarterly installments over four years, and PRSUs, which vest in two tranches, with 50% subject to a two-year performance period and 50% subject to a three-year performance period, in each case with performance targets as approved by the Compensation Committee based on revenue growth.

•   Links the interests and risks of executives with those of our stockholders.

•   Promotes executive focus on long-term Company performance through stock price and long-term operating performance that is expected to build long-term stockholder value.

•   Time-based RSU vesting provides a retention incentive that is aligned with stockholders, even during periods of stock price volatility.

•   Performance-based PRSU vesting is designed to provide variable compensation that is focused on longer term results.

•   Award sizes based on position, scope of responsibilities, individual performance and experience, risk assessments and competitive data.

•   Mix of awards determined based on Compensation Committee evaluation of market conditions and other factors.

Retirement and Other Benefits

•   Opportunities to save a portion of current compensation for retirement and other future needs (401(k) Plan) and invest in Company stock at a discounted price under our Employee Stock Purchase Plan (“ESPP”).

•   We provide all employees, including our NEOs, with life insurance, accidental death and dismemberment insurance, health, dental, short- and long-term disability insurance, and other insurance plans.

• Attract and retain executives and other employees. • Decisions on benefits are considered generally with respect to the broader employee population.

Severance Benefits	• Transition assistance for involuntary termination in connection with a change in control.	• Provides economic protections against termination of employment. • Based on position, scope of responsibilities, individual performance and experience, as well as competitive data.

At-Risk Compensation

Because we believe it is important to our success to pursue long-term corporate objectives, to avoid excessive risk-taking and to preserve our cash resources, the target bonus opportunity and the long-term equity awards are “at-risk” compensation or, in other words, are dependent on the accomplishment of the Company’s business and financial objectives or the performance of Shockwave’s stock. We believe that this best aligns each NEO’s incentives with the interests of our stockholders. As shown in the graphic below, in 2023, approximately 92% of our Chief Executive Officer’s target total direct compensation was variable and at-risk compensation, and on average, approximately 84% of the target total direct compensation of our other NEOs was variable and at-risk.

As depicted above, the overall mix was heavily weighted toward variable, incentive-based cash and stock compensation, and the variable compensation was primarily weighted toward long-term equity incentives, including RSUs and PRSUs.

Advisory Stockholder Vote on “Say on Pay” and Stockholder Engagement

At our 2023 annual meeting of stockholders (the “2023 Annual Meeting”), stockholders were provided the opportunity to cast an advisory (non-binding) vote on the compensation of our NEOs for 2022, and approximately 94% of the stockholders voting at the meeting approved the compensation paid to our NEOs.

Our Compensation Committee reviews our executive compensation program annually, taking into consideration feedback from our stockholders, including the results of our say-on-pay vote, as well as market conditions and input from the Compensation Committee’s independent compensation consultant. Taking into consideration the strong say-on-pay support at our 2023 Annual Meeting, our Compensation Committee determined to retain most of the key features of our executive compensation program during fiscal year 2023.

How We Determine Executive Compensation

Role of Our Compensation Committee

The Compensation Committee is (and was at all times during 2023) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the Nasdaq listing standards. Our Compensation Committee meets at least quarterly or as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. The Compensation Committee reviews and oversees our compensation policies, plans, and programs and reviews and generally determines the compensation to be paid to the NEOs. The Compensation Committee does not delegate any of its functions to others in determining executive compensation. The independent members of our Board of Directors, upon recommendation from the Compensation Committee, approve the compensation of our Chief Executive Officer.

Role of Management

Our Compensation Committee receives support from our senior management team in designing our executive compensation program and analyzing competitive market practices. Our Chief Executive Officer and other executives, including our General Counsel and VP of Human Resources, regularly participate in Compensation Committee meetings to provide input on our compensation philosophy and objectives. In making compensation determinations for NEOs other than our Chief Executive Officer, the Compensation Committee considers recommendations from our Chief Executive Officer. In making his recommendations, our Chief Executive Officer receives input from our human resources department and from the individuals who report directly to the other executive officers, and he reviews various third-party compensation surveys and compensation data provided by Compensia, as described below. While our Chief Executive Officer discusses his recommendations for the other executive officers with the Compensation Committee, he does not participate in the deliberations and recommendations to our Board of Directors concerning, or our Board of Directors’ determination of, his own compensation.

Role of the Independent Compensation Consultant

During fiscal year 2023, the Compensation Committee retained the services of Compensia as independent executive compensation consultant to advise the Compensation Committee on compensation matters related to the executive and director compensation programs. Compensia provided peer company and industry compensation data and provided the Compensation Committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee director compensation. The Compensation Committee has also consulted with Compensia as needed with respect to specific questions that arise with respect to the Compensation Committee’s responsibilities, including trends and best practices regarding executive compensation and compensation committees, in order to help inform the Compensation Committee’s decisions.

Compensia reports directly to the Compensation Committee, which maintains the authority to direct Compensia’s work and engagement, and advises the Compensation Committee and our human resources department on projects from time to time. Compensia interacts with management to gain access to Company information that is required to perform services and to understand the culture and policies of the organization. A Compensia representative is usually present at Compensation Committee meetings, and the Compensation Committee and Compensia meet at times in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our Chief Executive Officer’s compensation. A Compensia representative also meets with the chair of the Compensation Committee in advance of Compensation Committee meetings to agree on upcoming workflow, discuss content for the meetings, and review materials for upcoming meetings.

The Compensation Committee reviews the objectivity and independence of the advice provided by Compensia. In 2023, the Compensation Committee considered the specific independence factors adopted by the SEC and Nasdaq and determined that Compensia is independent and that its work did not raise any conflicts of interest.

Peer Group

In October 2022, in order to assess the competitiveness of our executive compensation program for purposes of compensation in 2023, the Compensation Committee, with the assistance of Compensia, developed a peer group intended to represent companies with operations and financial profiles similar to the Company. The peer group was selected using the following criteria:

•	Industry: Publicly traded, medical device companies with a focus on differentiated, research and development driven business models.

•	Revenue: Revenue between approximately $120 million and $1.0 billion.

•	Market Capitalization: Market capitalization generally targeted between $3 billion and $30 billion.

•	Location: U.S. headquartered.

•

Other Considerations. Avoid concentration of newly publicly traded companies with limited disclosure of public company compensation practices, and exclude companies with unusual factors that impact executive compensation, such as controlled companies, delayed filings, or presence of activist investors.

Based on the criteria outlined above, the Compensation Committee approved the following companies as our peer group for assessment of 2023 compensation:

2023 Peer Group

Abiomed	Inspire Medical Systems	Repligen

Axonics	Insulet	STAAR Surgical Company

Bio-Techne	iRhythm Technologies	Tandem Diabetes Care

CONMED	Maravai LifeSciences Holdings	Teleflex

Globus Medical	Natera

Inari Medical	Penumbra

The Compensation Committee believes it is important to understand and reference what similarly situated life sciences companies are paying their executives and uses this information as one of the data points it considers when making compensation decisions for the NEOs. As such, the Compensation Committee will continue to revisit and revise the Company’s peer group in future years to ensure the Company remains competitive in its continuing recruitment and retention efforts.

Factors Considered by the Compensation Committee.

Our Compensation Committee sets the compensation of our NEOs at levels that the Compensation Committee determines to be competitive and appropriate for each NEO. The Compensation Committee’s pay decisions are not driven solely by a particular target level of compensation relative to market data, and the Compensation Committee does not otherwise use a formulaic approach to setting executive pay. Instead, the Compensation Committee believes that executive pay decisions require the consideration of multiple relevant factors, which may vary from year to year. The list below reflects the factors the Compensation Committee considers in determining and approving the amount, form and mix of pay for our NEOs:

•	Company financial and business performance.

•	Each NEO’s criticality to the business.

•	Internal pay equity.

•	The need to attract and retain talent.

•	Aggregate compensation cost and impact on stockholder dilution.

•

Peer group and other relevant market data, and recommendations on compensation policy, structure and design provided by Compensia, the Compensation Committee’s independent compensation consultant. See further discussion under the section titled “—Role of the Independent Compensation Consultant” and “—Peer Group”.

•	Each NEO’s knowledge, skills, responsibilities, and experience.

•	The potential of our NEOs to contribute to our strategic goals.

•	Recommendations of the Chief Executive Officer with respect to NEOs, other than himself, based on his direct knowledge of each NEO’s performance and industry experience.

•	Each NEO’s individual performance.

•	The independent judgment and experience of our Compensation Committee members.

•	Feedback from our stockholders.

Principal Elements of 2023 Executive Compensation

Base Salary. Base salaries, and any increases or decreases to those levels for each NEO, are reviewed and approved each year by our Compensation Committee, or in the case of our Chief Executive Officer, recommended to the Board of Directors for approval. In 2023, changes to base salary were made considering other factors such as the overall performance of the Company, new roles and responsibilities assumed by the NEO, the performance of the NEO’s area of responsibility, the NEO’s impact on strategic goals, the length of service with the Company, or revisions to or alignment with our long-term compensation philosophy. The Compensation Committee also took into account historical compensation, internal parity with other executives, potential as a key contributor, and special recruiting and retention situations. In addition, base salary increases for our CEO and CFO reflected a goal of better aligning their cash compensation with the median of companies in our compensation peer group. Taking into account the foregoing factors, on January 11, 2023, the Compensation Committee approved, or in the case of our Chief Executive Officer, recommended to the Board of Directors for approval and the Board of Directors approved, base salary increases for our NEOs to be effective as of February 1, 2023, as set forth in the table below:

NEO	2022 Base Salary ($)	Increase from 2022 Base Salary (%)	2023 Base Salary ($)
Doug Godshall	650,000	11.5	725,000
Dan Puckett	444,032	10.0	488,435
Isaac Zacharias	490,000	5.0	514,500

Further information regarding the base salaries earned by our NEOs for services in 2023 is reported in the Summary Compensation Table.

Annual Cash Bonuses. Our cash bonus plan is designed to motivate and reward our NEOs for achievements relative to our goals and expectations for each fiscal year. Each NEO has a target bonus opportunity, defined as a percentage of their annual base salary. For our Chief Executive Officer, 100% of the cash bonus opportunity under our annual bonus plan (“ABP”) was evaluated based on performance of the Company against the 2023 Corporate Goals. For our other NEOs, 75% of such NEO’s cash bonus opportunity under the ABP was based on performance of the Company against the 2023 Corporate Goals and 25% of such NEO’s cash bonus opportunity under the ABP was evaluated against such NEO’s attainment of annual individual goals and objectives. Following the end of each fiscal year, our Compensation Committee determines the annual cash incentive bonuses paid to our NEOs based upon our performance relative to our plan and achievement of corporate objectives for the year.

On January 11, 2023, our Compensation Committee approved, or in the case of our Chief Executive Officer recommended to the Board of Directors for approval and the Board of Directors approved, target cash bonuses for our NEOs for 2023, established as a percentage of each NEO’s base salary (the “Target Bonus”), described in the table below:

NEO	2023 Target Bonus (%)(1)	2023 Target Bonus ($)
Doug Godshall	100	725,000
Dan Puckett	60	293,061
Isaac Zacharias	65	334,425

(1)	No changes to targets from fiscal year 2022.

The annual cash bonuses are made under our ABP, which is administered as a Cash-Based Awards program under the 2019 Equity Incentive Plan (the “2019 Plan”). The 2023 ABP awards for our NEOs are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

On January 11, 2023, our Compensation Committee also established a series of corporate goals (the “2023 Corporate Goals”), against which the Target Bonus would be measured at the end of 2023 for purposes of determination of actual bonuses to be paid. The 2023 Corporate Goals are described in the table below:

2023 Corporate Goals

(January 2023)

Category	Percentage of Total	Minimum 50% Payout	Target 100% Payout	Exceeds 125% Payout	Exceeds 200% Payout(1)
Financial
Revenue	50%	$625,000,000	$695,000,000	N/A	$765,000,000
Operating Margin	15%	25.0%	27.0%	N/A	29.0%
Product Development(2)
Product Development Project 1	10%	9/30/2023	6/30/2023	3/31/2023	N/A
Product Development Project 2	10%	12/31/2023	12/31/2023	12/31/2023	N/A
Product Development Project 3	10%	6/30/2023	12/31/2023	12/31/2023	N/A
Product Development Project 4	5%	9/30/2023	12/31/2023	9/30/2023	N/A

(1)	200% payout only applies to the financial goals, which are measured on a sliding scale.
(2)	Because of the competitively sensitive nature of this information, we are not disclosing the specifics of the product development goals.

The Compensation Committee determined that each 2023 Corporate Goal: (a) was considered challenging but achievable at the time it was established; (b) was appropriate to drive successful execution of specific, near-term strategic objectives for the Company, enhance accountability, and continue to emphasize the Company’s financial performance during the fiscal year of the achievement of annual cash bonuses; and (c) effectively balanced near-term financial performance with strategic and operational objectives that would support the Company’s long-term growth and long-term strategies. The Compensation Committee determined that any impact on the financial goals from any acquisitions during 2023 would not factor into the calculation.

In 2023, exclusive of any impact from our acquisition of the Reducer, we generated revenue of $725.9 million, our operating margin was 27.2% and our product development goals were either met or exceeded, as indicated below. As a result, in January 2024, the Compensation Committee determined the 2023 Corporate Goals for our NEOs were achieved at 129% of target.

2023 Corporate Achievements

(January 2024)

Category	Weight (%)	Actual	Achievement (%)	Payout (%)
Revenue	50.0	$725,900,000	144.3	72.1
Operating Margin	15.0	27.2%	112.5	16.9
Product Development Project 1	10.0	3/31/2023	125.0	12.5
Product Development Project 2	10.0	12/31/2023	125.0	12.5
Product Development Project 3	10.0	12/31/2023	100.0	10.0
Product Development Project 4	5.0	12/31/2023	100.0	5.0

Total				129.0

In the case of our NEOs other than our Chief Executive Officer, 25% of the bonus payout was determined based on each NEO’s level of achievement of individual goals, which were tailored to each NEO’s position and were designed to award performance based on the individual’s contribution to the Company’s growth, financial performance, structural organization, and achievement of strategic initiatives. In January 2024, the Compensation Committee determined the individual performance factors applicable to Messrs. Puckett and Zacharias were each achieved at 120% of target.

Based on the corporate and individual performance factors for each NEO, the Compensation Committee approved, or in the case of our Chief Executive Officer recommended to the Board of Directors for approval and the Board of Directors approved, the following bonus awards for each NEO in January 2023:

NEO	2023 Target Bonus (%)	2023 Target Bonus ($)	Corporate Performance Factor (%)	Individual Performance Factor (%)	2023 Actual Incentive Bonus Amount ($)(1)
Doug Godshall	100	725,000	129	N/A	935,250
Dan Puckett	60	293,061	129	120	371,455
Isaac Zacharias	65	334,425	129	120	423,884

(1)

The 2023 Actual Incentive Bonus Amount is equal to the 2023 Target Bonus, expressed as a dollar amount, multiplied by a modifier based on attainment of 2023 Corporate Goals in the case of Mr. Godshall and the 2023 Corporate Goals as well as individual goals in the case of Messrs. Puckett and Zacharias. The incentive bonus for 2023 was paid in February 2024.

Long Term Equity Awards. We use equity awards to motivate and reward our NEOs for long-term corporate performance and to align their interests with those of our stockholders. Beginning in 2022, we redesigned our annual executive equity grant structure to include both RSUs and PRSUs. For 2023, our Chief Executive Officer received 50% of his equity awards in the form of time-based RSUs and 50% as PRSUs, and our other NEOs received 60% of their equity awards in the form of time-based RSUs and 40% as PRSUs. We believe this mix balances our emphasis on tying our long-term financial performance and stockholder value creation to the NEOs’ financial gain, with our need to effectively retain our key talent in a highly competitive market.

In determining the magnitude of 2023 long term equity awards, the Compensation Committee made its decisions, after careful consideration, with the goal of taking into account the factors described under the section titled “—How We Determine Executive Compensation—Factors Considered by the Compensation Committee”. Based on these factors, and accounting for our exceptional operating performance and strong stockholder return in 2023, the Compensation Committee approved equity grants that were generally aligned with the 75th percentile of our competitive market. In 2023, the target market positioning of our equity compensation awarded reflected the Compensation Committee’s assessment of our NEOs’ individual performances as well as the performance of the Company, which was demonstrated by stockholder return and revenue growth that exceeded all companies in our compensation peer group.

NEO	Time-based RSUs (#)	Grant Date Fair Value of Time- based RSUs ($)	Target Number of PRSUs (#)	Grant Date Fair Value of PRSUs (at Target) ($)
Doug Godshall	20,354	3,894,941	20,354	3,894,941
Dan Puckett	6,514	1,246,519	4,342	830,885
Isaac Zacharias	7,156	1,371,094	4,777	914,127

Time-based RSUs. The time-based RSUs granted to our NEOs in 2023 vest in equal quarterly installments over four years.

Performance-based RSUs. The PRSUs are eligible to be earned in two annual tranches, with 50% subject to a two-year performance period of January 1, 2023 through December 31, 2024 (the “First Measurement Period”), and the remaining 50% subject to a three-year performance period of January 1, 2023 through December 31, 2025 (the “Second Measurement Period”). The number of PRSUs that will be earned will be based on the Company’s percentage increase in annual growth rate of revenue during the relevant measurement period (“CAGR”), in accordance with the following formula:

Target Number of PRSUs for the Applicable Measurement Period	X	Achievement Percentage	=	Number of Earned PRSUs for Applicable Measurement Period

The revenue growth targets established by the Compensation Committee are intended to be challenging goals that represent significant growth relative to our revenue during the Measurement Period. The targets are not disclosed because we believe to do so would be competitively harmful, as it would give competitors insight into our strategic and financial planning processes. However, the targets were set to ensure they were stretch targets that would not pay out below a minimum growth target and would drive positive stockholder return. PRSUs can be earned up to 200% of target in the event of overachievement relative to targets. PRSUs will vest, to the extent earned, at the end of each performance period following certification of results by the Compensation Committee.

For information about the specific grants of long-term equity to the NEOs in 2023, see the section titled “—Grants of Plan-Based Awards,” below.

PRSUs were granted to our NEOs for the first time in 2022 (the “2022 PRSUs”). The first measurement period for the 2022 PRSUs ended on December 31, 2023, and the first annual tranche of 50% of the 2022 PRSUs were eligible to be earned based on the two-year CAGR. Our Compensation Committee determined the achievement of a 74.86% increase in CAGR. The following table shows the 2022 actual payout level for the first tranche of the 2022 PRSUs:

Grant Year	Performance Period	% of Grant Vesting	Performance Metric	Threshold (50% Vest)	Target (100% Vest)	Maximum (200% Vest)	Actual Performance
2022	2022—2023	50%	CAGR	40%	50%	60%	74.86%

As a result of a 74.86% increase in CAGR exceeding the maximum performance of 60%, the Compensation Committee approved, or in the case of our Chief Executive Officer recommended to the Board of Directors for approval and the Board of Directors approved, a payout on the first tranche of the 2022 PRSUs at 200% of target and certified performance in January 2024. The following number of shares of our common stock were issued upon the vesting of the PRSU awards to the following NEOs:

NEO	Number of PRSUs Earned
Doug Godshall	22,078
Dan Puckett	5,520
Isaac Zacharias	7,560

Other Compensation-Related Policies

Employment and Separation Pay Agreements. We have entered into offer letters with each of our NEOs, the key terms of which are described below under “NEO Offer Letters and Employment Arrangements”. In addition, as a condition of employment, each of our NEOs has also entered into our standard, at-will employment, confidential information, invention assignment and arbitration agreement. Under these agreements, each officer has made a covenant not to solicit our employees, both during the officer’s employment and for the 12-month period following termination of employment for any reason. In addition, we have entered into amended and restated separation pay agreements with each of our NEOs (each, an “Amended and Restated Separation Pay Agreement”) to provide for the payment of benefits in the event that the NEO becomes subject to involuntary or constructive termination of employment. The Amended and Restated Separation Pay Agreements are described in more detail below in the section titled “—NEO Amended and Restated Separation Pay Arrangements.” In February 2024, we entered into a consulting agreement with Mr. Puckett providing for certain benefits in connection with his resignation as Chief Financial Officer of the Company and his transition into an advisory role, including cash payments and continued vesting of equity awards during the consulting period and payment of his fiscal year 2023 annual performance bonus. These arrangements are further described under the section below titled “—Consulting Agreement.”

Clawback Policy. In October 2023, the Board adopted our Clawback Policy, which is intended to comply with applicable SEC rules and Nasdaq listing standards. The Clawback Policy provides that if we are required to prepare an accounting restatement due to our material non-compliance with any financial reporting requirement, the Administrator shall require each Covered Person to reimburse or forfeit to the Company any incentive-based compensation (as defined in the Clawback Policy) received by the Covered Person prior to the restatement that exceeds the amount they would have received had their incentive-based compensation been calculated based on the financial restatement. Per applicable requirements, the Clawback Policy is enforced without consideration of a Covered Person’s responsibility or fault or lack thereof. For more information, see the full text of our Clawback Policy, which is filed as an exhibit to the Original Filing.

Stock Ownership Policy. To align our NEOs’ and directors’ interests with those of our stockholders, in December 2020 we adopted a Stock Ownership Policy requiring that: (i) our Chief Executive Officer hold Company shares with a value equal to three times (3x) our Chief Executive Officer’s base salary; (ii) our other NEOs hold Company shares with a value equal to one times (1x) such NEO’s base salary; and (iii) each non-employee director hold Company shares with a value equal to three times (3x) such director’s annual base cash retainer. The policy is initially subject to a five-year phase-in, with the initial compliance date set for January 1, 2026, at which time all directors and NEOs who were serving in such capacity as of the policy’s adoption date must achieve compliance, and each new director or NEO appointed after the effective date of the policy has five years from their appointment date to comply with the Stock Ownership Policy. The Compensation Committee re-determines the value of the held shares requirement following each January 1 based on the average closing price of the Company’s common stock over a 30-day period prior to the re-determination date. Each covered person then has one year to meet the applicable new value requirement. For purposes of determining compliance with the Stock Ownership Policy, the following shares are treated as owned: (i) shares of our common stock owned individually, either directly or indirectly, including shares underlying vested stock awards; (ii) shares of our common stock owned by a covered person’s immediate family members residing in the same household; (iii) shares acquirable upon net exercise of vested stock options; and (iv) shares initially granted to a Director who is required to assign any shares granted to the Director to the Director’s employer as a condition of employment. No other rights to acquire shares of our common stock (including unvested stock options or similar rights) are considered shares of our common stock owned for purposes of compliance with the policy. Should any applicable person fail to comply with the Stock Ownership Policy, the Board may take action as it deems appropriate.

Anti-Hedging and Anti-Pledging Policy. We maintain a formal anti-hedging and anti-pledging policy for our employees (including our NEOs) and directors. Under our Statement of Policy Concerning Trading in Company Securities (the “Insider Trading Policy”), which was adopted by the Board in June 2019 and most recently amended in February 2023, our employees (including our NEOs) and directors are prohibited from engaging in any hedging transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities, or pledging Company securities in any circumstance, including by purchasing Company securities on margin or holding Company securities in a margin account.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally does not allow a tax deduction to public companies for compensation paid to certain executive officers in one calendar year over $1 million per executive. While our Compensation Committee is mindful of the benefit to us of the deductibility of compensation and may consider deductibility when analyzing potential compensation alternatives, our Compensation Committee believes that it should not be constrained by Section 162(m) in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, our Compensation Committee has not adopted a policy that requires that all compensation be deductible, and, accordingly, we expect that a portion of our future executive compensation will not be deductible under Section 162(m).

Accounting Treatment

We account for stock compensation in accordance with the authoritative guidance set forth in FASB ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards (including stock options, RSUs and PRSUs) made to employees (including NEOs) and directors over the period during which the award recipient is required to perform services in exchange for the award (for NEOs, generally the four-year vesting period of RSU awards and stock option awards or the two- or three-year performance period of PRSU awards). We estimate the fair value of stock options using the Black-Scholes option-valuation model. This calculation is performed for accounting purposes and is reported in the compensation tables below.

Compensation Committee Report

The following report shall not be deemed to be “soliciting material” or “filed” with the SEC or incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion & Analysis contained in this Amendment. Based upon this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion & Analysis be included in this Amendment.

Respectfully,

Maria Sainz, Chair

Kevin Ballinger, and

Laura Francis

Summary Compensation Table

The following table discloses compensation paid by us during fiscal years 2023, 2022 and 2021 to our NEOs:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Doug Godshall, President and Chief Executive Officer	2023	716,346	7,789,883	967,500	5,000	9,478,729
	2022	644,231	6,845,660	923,650	5,330	8,418,871
	2021	575,192	5,919,500	817,020	5,330	7,317,042
Dan Puckett, Former Chief Financial Officer	2023	483,312	2,077,404	371,455	5,000	2,937,171
	2022	438,178	2,139,259	353,871	5,330	2,936,638
	2021	378,611	2,012,630	274,769	5,330	2,671,340
Isaac Zacharias, President, Chief Commercial Officer	2023	511,673	2,285,221	423,884	5,000	3,225,778
	2022	475,666	6,119,626	427,029	5,330	7,027,651
	2021	384,662	2,131,020	289,551	5,330	2,810,563

(1)

Amounts shown in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts reflect the aggregate grant date fair value of RSUs and PRSUs granted in the applicable year, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements included in the Original Filing. For the PRSUs the amount reported is based on the probable outcome of the applicable performance condition at the time of grant (i.e., based on 100% of performance). If the PRSUs were instead valued based on the maximum outcome of the applicable performance condition (i.e., based on 200% of performance), the total amount for the PRSUs reported in this column for 2023 would increase as follows: Mr. Godshall from $3,894,941 to $7,789,883, Mr. Puckett from $830,885 to $1,661,770 and Mr. Zacharias from $1,371,094 to $2,742,189. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

These figures reflect the annual bonuses earned by each NEO under the ABP based on such NEO’s service in 2021, 2022 and 2023, which were paid in February 2022, February 2023, and February 2024 respectively.

(3)	These figures reflect the matching contribution made to the Company’s 401(k) Plan and for 2022 and 2021 compensation the life insurance premiums paid on behalf of each executive.

NEO Offer Letters, Employment Arrangements and Retention Agreements

We have entered into offer letters with each of our NEOs. Each of these offer letters provides for at-will employment and generally includes the NEO’s initial base salary, a recommendation for the Board of Directors to approve the grant of an initial stock option award, and, with respect to Messrs. Godshall and Zacharias, an indication of eligibility for an annual bonus award opportunity. In addition, as a condition of employment, each of our NEOs has also entered into our standard, at-will employment, confidential information, invention assignment and arbitration agreement. Under these agreements, each officer has made a covenant not to solicit our employees, both during the officer’s employment and for the 12-month period following termination of employment for any reason. Any potential payments and benefits due upon a termination of employment or a change in control are further described in the following section titled “—NEO Amended and Restated Separation Pay Arrangements.”

In connection with the proposed Merger and at the request of Parent, we entered into a retention agreement (the “Retention Agreement”) with Mr. Zacharias on April 4, 2024. The Retention Agreement modifies certain provisions of Mr. Zacharias’s Amended and Restated Separation Pay Agreement and provides that from the closing of the Merger (the “Closing”) through the first anniversary of the Closing (the “Retention Date”), Mr. Zacharias’s title will be President, Shockwave

Medical, reporting to the Global Head of Heart Recovery, MedTech, of Parent. Pursuant to the Retention Agreement, Mr. Zacharias is entitled to a retention opportunity equal to $2,100,000 payable on the Retention Date, subject to Mr. Zacharias’s continued employment with us, Parent or our or Parent’s affiliates through the Retention Date. Notwithstanding the foregoing, if Mr. Zacharias’s employment is terminated prior to the Retention Date other than for Cause (as defined in the Amended and Restated Separation Pay Agreement), due to Mr. Zacharias’s death or disability, or if Mr. Zacharias resigns for Good Reason (as defined in the Amended and Restated Separation Pay Agreement and modified by the Retention Agreement), then Mr. Zacharias will be entitled to receive the sum of (i) the salary continuation and COBRA continuation benefits payable under the Amended and Restated Separation Pay Agreement and (ii) $1,251,924, which sum is equal to $2,100,000, subject to Mr. Zacharias’s execution and non-revocation of a release of claims. The Retention Agreement also provides that during the 12 months following the Closing, Mr. Zacharias will continue to receive at least the same base salary as he received immediately prior to the Closing and be eligible for at least the same target cash bonus opportunity as he was eligible for immediately prior to the Closing. Following the Retention Date, Mr. Zacharias will not be entitled to any severance or separation payments or benefits under the Amended and Restated Separation Pay Agreement and, if he remains employed by Parent and its affiliates, Mr. Zacharias will be eligible for severance benefits under the applicable severance policy of Parent or its affiliates.

Consulting Agreement

On January 29, 2024, Mr. Puckett resigned as Chief Financial Officer of the Company, effective as of February 5, 2024. In connection with his resignation, Mr. Puckett and the Company entered into a consulting agreement, effective as of February 5, 2024 (the “Consulting Agreement”), pursuant to which Mr. Puckett agreed to assist with the transition of his role and consult for the Company through February 4, 2025. Pursuant to the terms of the Consulting Agreement, Mr. Puckett is entitled to a payment of (a) $20,000 per month during the period from February 5, 2024 through October 4, 2024 and (b) $10,000 per month during the period from October 5, 2024 through February 4, 2025; continued vesting during the term of the Consulting Agreement of all outstanding equity; and payment of his 2023 annual performance bonus. The foregoing summary of the Consulting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Consulting Agreement, which was filed as an exhibit to the Original Filing.

NEO Amended and Restated Separation Pay Arrangements

In March 2022, we entered into an Amended and Restated Separation Pay Agreement with each of our NEOs to provide for the payment of benefits in the event that the NEO becomes subject to involuntary or constructive termination of employment.

Each Amended and Restated Separation Pay Agreement provides that upon a qualifying termination of employment, subject to certain conditions and limitations—including the NEO’s execution of a general release of claims against us and our affiliates—the NEO will be provided with the following benefits:

•	If the qualifying termination occurs in the absence of a Change in Control (used here as defined in the Amended and Restated Separation Pay Agreements):

•	a cash severance benefit equal to 9 months’ base salary (18 months’ base salary for Mr. Godshall), to be paid in installments in accordance with our normal payroll practices;

•

an amount equal to the annual bonus the NEO would have earned for the year of termination, pro-rated for the NEO’s service during that year, to be paid on the date the annual bonuses are paid to similarly-situated executives; and

•

reimbursement for COBRA premiums for up to 9 months (up to 18 months for Mr. Godshall), but not beyond the date on which the NEO becomes eligible to receive substantially similar coverage from another employer.

•	If the qualifying termination occurs within three months prior to or within 12 months following a Change in Control:

•	a cash severance benefit equal to 18 months’ base salary (24 months’ base salary for Mr. Godshall), to be paid in installments in accordance with our normal payroll practices;

•

an amount equal to the annual bonus the NEO would have earned for the year of termination, pro-rated for the NEO’s service during that year, to be paid on the date the annual bonuses are paid to similarly situated executives;

•	reimbursement for COBRA premiums for up to 18 months, but not beyond the date on which the NEO becomes eligible to receive substantially similar coverage from another employer;

•	all unvested equity awards will become immediately vested and fully exercisable; and

•

all stock options granted to the NEO that are then outstanding shall remain exercisable for a period of one year following the NEO’s termination date, or, if shorter for a given stock option, for the remainder of that stock option’s full term.

For purposes of the Amended and Restated Separation Pay Agreements:

•

a “qualifying termination” means (i) in the case of Mr. Godshall, a termination without Cause or a resignation for Good Reason at any time during the term of the agreement; and (ii) for each other NEO, a termination without Cause at any time during the term of the agreement, or a resignation for Good Reason that occurs within three months prior to or within 12 months following a Change in Control.

•

“Cause” is defined to mean the NEO’s (i) willful failure to perform his or her duties (other than any such failure resulting from incapacity due to physical or mental illness); (ii) engagement in dishonesty, illegal conduct, or gross misconduct, which, in each case, poses a substantial risk of material injury to us or our affiliates; (iii) embezzlement, misappropriation, or fraud, whether or not related to the NEO’s employment; (iv) conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude; (v) material breach of any material obligation under the agreement or any other written agreement between the executive and us; or (vi) material failure to comply with our written policies or rules, if such failure poses a substantial risk of material reputational or financial harm to us.

•

“Change in Control” is defined to mean the occurrence of any of the following: (i) one person (or more than one person acting as a group) acquires ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of our stock; provided that, a Change in Control shall not occur if any person (or more than one person acting as a group) owns more than 50% of the total fair market value or total voting power of our stock and acquires additional stock; (ii) one person (or more than one person acting as a group) acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition) ownership of our stock possessing 30% or more of the total voting power of our stock; (iii) a majority of the members of the Board are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election; (iv) the sale of all or substantially all of our assets; or (v) the consummation of a reorganization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company that requires the approval of our shareholders, whether for such transaction or the issuance of securities in the transaction (a “Business Combination”), unless immediately following such Business Combination: (A) more than 50% of the total voting power of (1) the entity resulting from such Business Combination (the “Surviving Company”), or (2) if applicable, the ultimate parent entity that directly or indirectly has Beneficial Ownership of sufficient voting securities eligible to elect a majority of the members of the board of directors (or the analogous governing body) of the Surviving Company (the “Parent Company”), is represented by the outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”) that were outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which the Outstanding Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of the Outstanding Company Voting Securities among the holders thereof immediately prior to the Business Combination (B) no Person (other than any employee benefit plan sponsored or maintained by the Surviving Company or the Parent Company)(as defined in the Amended and Restated Separation Pay Agreements) is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of the outstanding voting securities eligible to elect members of the board of directors of the Parent Company (or the analogous governing body) (or, if there is no Parent Company, the Surviving Company); and (C) at least a majority of the members of the board of directors (or the analogous governing body) of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Business Combination were Board members at the time of the Board’s approval of the execution of the initial agreement providing for such Business Combination.

•

“Good Reason” is defined to mean the occurrence of any of the following without the NEO’s written consent: (i) a material reduction in annual rate of base salary other than a general reduction that affects all similarly situated executives in substantially the same proportions; (ii) a material reduction in target incentive opportunity under the annual incentive plan; (iii) a relocation of the NEO’s principal place of employment by more than 30 miles; (iv) any material breach by us of any material provision of the Amended and Restated Separation Pay Agreement; (v) our failure to obtain an agreement from any successor to assume and agree to perform the Amended and Restated Separation Pay Agreement in the same manner and to the same extent that we would be required to perform if no succession had taken place, except where such assumption occurs by operation of law; (vi) a material, adverse change in the NEO’s title, authority, duties, or responsibilities (other than temporarily while the executive is physically or mentally incapacitated or as required by applicable law); or (vii) a material adverse change in the reporting structure applicable to the NEO; or (viii) for Mr. Godshall only, the Company’s failure to nominate Mr. Godshall for election to the Board and to use its best efforts to have him elected and re-elected, as applicable.

The Amended and Restated Separation Pay Agreements also include a “best net after-tax” Section 280G cutback, pursuant to which if the payments and benefits provided pursuant to an Amended and Restated Separation Pay Agreement are subject to the Section 280G excise tax, they will be reduced such that they are not subject to the Section 280G excise tax, but only if such reduction would result in the NEO receiving a greater amount on a net after-tax basis. reduction but are payable at different times, the amounts shall be reduced (but not below zero) on a pro rata basis.

The Amended and Restated Separation Pay Agreements also contain a provision reflecting our Clawback Policy.

Grants of Plan-Based Awards

The following table sets forth information concerning the cash bonus opportunities made available to our NEOs pursuant to the ABP and the RSUs and PRSUs granted to our NEOs under the 2019 Plan during our fiscal year ended December 31, 2023.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Doug Godshall	Cash	—	362,500	725,000	1,178,125
	RSU	2/01/2023							20,354	3,894,941
	PRSU	2/01/2023				10,177	20,354	40,708	20,354	3,894,941
Dan Puckett	Cash	—	146,531	293,061	448,750
	RSU	2/01/2023							6,514	1,246,519
	PRSU	2/01/2023				2,171	4,342	8,684	4,342	830,885
Isaac Zacharias	Cash	—	167,213	334,425	512,088
	RSU	2/01/2023							7,165	1,371,094
	PRSU	2/01/2023				2,389	4,777	9,554	4,777	914,127

(1)

Non-equity incentive plan awards are made pursuant to the ABP under the 2019 Plan, as described in the section titled “—Compensation Discussion and Analysis—2023 Compensation Decisions for our NEOs—Principal Elements of Compensation—Annual Cash Bonuses”. These amounts do not necessarily correspond to the actual amounts that were received by our NEOs. No other non-equity incentives were granted.

(2)

Amounts in these columns represent a range of payouts possible under the PRSUs. The amount shown in the “Target” column for each award represents 100% of the PRSUs granted, which equals the number of units that would vest if the “Target” performance level were achieved. The “Threshold” level is the minimum level of performance that must be met before any payout may occur and represents 50% of the Target payout amount. The amount shown in the “Maximum” column is 200% of the Target payout amount. Further information about these awards is provided in the section titled “—Compensation Discussion and Analysis—Principal Elements of Compensation —Long Term Equity Awards.”

(3)	Each equity award included here was granted under the 2019 Plan. No other equity awards were granted.

(4)

Amounts in this column represent the grant date fair value of each RSU and PRSU award, as calculated in accordance with FASB ASC Topic 718. The RSUs are valued using the fair value method. See Note 11 to the consolidated financial statements included in the Original Filing for the assumptions used in calculating these amounts. For the PRSUs, the amount reported is based on the probable outcome of the applicable performance condition at the time of grant (i.e., based on 100% of performance).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our NEOs as of the end of our fiscal year ended December 31, 2023.

		Option Awards						Stock Awards
Name	Grant Date	Numbers of Securities Underlying Unexercised Options (#) Exercisable	Numbers of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Number of Unearned Shares or Units of Stock that Have Not Vested (#)(4)	Market Value of Unearned Shares or Units of Stock That Have Not Vested($)(3)
Doug Godshall	05/09/2017	324,799	—	(1)	—	3.42	05/09/2027	—		—	—	—
	03/06/2019	81,967	—	(1)	—	17.00	03/06/2029	—		—	—	—
	02/18/2020	—	—		—	—	—	21,050	(2)	4,011,288	—	—
	02/01/2021	—	—		—	—	—	25,000	(2)	4,764,000	—	—
	02/01/2022	—	—		—	—	—	16,560	(2)	3,155,674	22,078	4,207,184
	02/01/2023	—	—		—	—	—	16,538	(2)	3,151,481	20,354	3,878,658
Dan Puckett	07/19/2018	55	—	(1)	—	4.03	07/19/2028	—		—	—	—
	03/06/2019	80	—	(1)	—	17.00	03/06/2029	—		—	—	—
	02/18/2020	—	—		—	—	—	7,500	(2)	1,429,200	—	—
	02/01/2021	—	—		—	—	—	8,500	(2)	1,619,760	—	—
	02/01/2022	—	—		—	—	—	6,210	(2)	1,183,378	5,520	1,051,891
	02/01/2023	—	—		—	—	—	5,293	(2)	1,008,634	4,342	827,412
Isaac Zacharias	04/10/2018	9,222	—	(1)	—	4.03	04/10/2028	—		—	—	—
	11/14/2018	40,408	—	(1)	—	6.71	11/14/2028	—		—	—	—
	02/18/2020	—	—		—	—	—	7,500	(2)	1,429,200	—	—
	02/01/2021	—	—		—	—	—	9,000	(2)	1,715,040	—	—
	02/01/2022	—	—		—	—	—	8,445	(2)	1,609,279	7,507	1,430,534
	06/09/2022	—	—		—	—	—	10,839	(2)	2,065,480	—	—
	02/01/2023	—	—		—	—	—	5,822	(2)	1,109,440	4,777	910,305

(1)	This stock option is fully vested.

(2)

Subject to vesting as to 1/4 of the award upon continued service through the first anniversary of the date of grant and as to 1/4 of the award upon continued service through each year thereafter, through the fourth anniversary of the date of grant. The PRSUs are represented at the target amount of shares that may be earned under the awards (i.e., based on 100% of performance).

(3)	Based on the closing price of our common stock underlying the award on December 30, 2023, the last trading day of 2023, which was $190.56 per share.

(4)	Based on the probable outcome of the applicable performance condition at the time of the PRSU grant (i.e., based on 100% of performance).

Option Exercises and RSUs Vested

The following table sets forth information regarding options exercised by, and shares vested under RSU awards granted to, our NEOs for the fiscal year ending December 31, 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Doug Godshall	70,000	13,400,680	46,885	9,502,661
Dan Puckett	3,300	566,489	17,040	3,461,864
Isaac Zacharias	7,646	1,346,248	21,744	4,431,832

(1)	Values were determined based on the difference between the fair market value of our shares of common stock on the date of exercise and the exercise price of the options.
(2)	Values were determined based on the fair market value of our shares of common stock on the date of vesting.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a defined benefit pension plan or a nonqualified deferred compensation plan for our employees.

Potential Payments Upon Termination or Change in Control

The information in the “Potential Payments Upon Termination or Change in Control” table below summarizes the compensation that would be payable under various scenarios if the NEO’s employment had terminated on December 31, 2023, the last day of fiscal year 2023 and the price per share of our common stock is the closing market price as of December 29, 2023, the last trading day of 2023. The amounts shown below reflect payments and benefits available under the Amended and Restated Separation Pay Agreements.

Name	Termination Scenario	Cash ($)(4)	COBRA Premiums ($)(5)	Stock Options/ Restricted Stock Units ($)(6)	Total ($)
Doug Godshall	Death	1,051,154	—	—	1,051,154
	Long-Term Disability	1,051,154	—	—	1,051,154
	Voluntary Termination(1)	83,654	—	—	83,654
	Change in Control(2)	2,483,846	44,548	23,168,285	25,696,679
	Involuntary Termination(3)	2,125,673	44,548	—	2,170,221
Dan Puckett	Death	440,148	—	—	440,148
	Long-Term Disability	440,148	—	—	440,148
	Voluntary Termination(1)	68,693	—	—	68,693
	Change in Control(2)	1,165,116	44,548	7,120,274	8,329,938
	Involuntary Termination(3)	802,632	22,274	—	824,906
Isaac Zacharias	Death	463,842	—	—	463,842
	Long-Term Disability	463,842	—	—	463,842
	Voluntary Termination(1)	39,958	—	—	39,958
	Change in Control(2)	1,231,352	44,548	10,269,278	11,545,178
	Involuntary Termination(3)	847,597	22,274	—	869,871

(1)	“Voluntary Termination” means a termination for Cause or without Good Reason (as defined by the Amended and Restated Separation Pay Agreements).

(2)

Change in Control payments are made if there is a qualifying termination within three months prior to or within 12 months following a Change in Control (as defined in the Amended and Restated Separation Pay Agreements).

(3)

“Involuntary Termination” is any termination other than for Cause, death, or disability, or by our Chief Executive Officer for Good Reason (as defined in the Amended and Restated Separation Pay Agreements).

(4)

This represents a severance payment of 1.5 times the executive officer’s annual base salary plus annual target bonus for Change in Control or 0.75 times for Involuntary Termination (except that the multiplier for base salary is 2.0 times for a Change in Control and 1.5 times for Involuntary Termination in the case of our Chief Executive Officer).

(5)

Continued payment for the cost of the executive officer’s premiums for health continuation coverage under COBRA for a period equal to the number of months of severance pay but no longer than the end of the COBRA period.

(6)

The value of accelerated vesting is calculated based on the per share closing price on the Nasdaq Global Select Market on December 29, 2023, the last trading day of 2023, which was $190.56 per share, less, if applicable, the aggregate exercise price of each outstanding unexercisable stock option. All stock options granted to the applicable NEO that are then outstanding shall remain exercisable for a period of one year following the termination date, or, if shorter for a given stock option, for the remainder of that stock option’s full term. The PRSUs assume the target achievable amount (i.e., based on 100% of performance).

Equity awards held by our NEOs are subject to the terms of the relevant equity incentive plan and the award agreement evidencing such award. The award agreements set forth the terms and conditions of the respective awards and, among other things, describe the effect of various termination events on the vesting of unvested equity awards other than terminations in the context of a change in control, as discussed in the section titled “—NEO Amended and Restated Separation Pay Arrangements.”

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our NEOs and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk-taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on the Company. Factors supporting this conclusion include:

•	Compensation is overseen by our Compensation Committee, all members of which are Independent Directors;

•	With the assistance of Compensia, our Compensation Committee annually reviews director and officer compensation levels against those of an appropriate group of comparable peer firms;

•	Compensation focuses on a proper balance of short- and longer-term performance;

•	Equity grant guidelines inform the size of equity awards;

•	We maintain internal controls on sales commissions;

•	Our Insider Trading Policy prohibits the hedging and pledging of our stock; and

•	Separation agreements entered into with our executives are reasonable.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the following presents information regarding the relationship of the median of the annual total compensation of our employees, other than our Chief Executive Officer, to the annual total compensation of our Chief Executive Officer, Mr. Godshall.

We identified the median employee for our 2023 pay ratio analysis using the following methodology:

•

We selected December 31, 2023 as the date on which to determine our median employee (the “Determination Date”). As of the Determination Date, our employee population consisted of 1,468 individuals. This population consisted of full-time, part-time, and temporary employees located in the United States and internationally.

•

To identify the median employee from our employee population, we prepared a list of employees as of December 31, 2023 by their corresponding annual total cash compensation (base salary or hourly wages, overtime wages, commissions and bonuses) and the grant date fair value of equity awards, based on the Company’s payroll and other compensation records. We excluded Mr. Godshall and certain temporary employees that were employed by third-party agencies for whom we do not determine the rate of pay.

•

We annualized compensation for employees that were not employed for the full year of 2023 and did not make any cost-of-living adjustments in identifying the median employee. Amounts paid in foreign currencies were converted to U.S. dollars, using conversion rates as of December 31, 2023 as provided in our system of record for compensation information. Using this methodology, we determined that our median employee was a full-time Senior Field Clinical Specialist based in the United States.

In determining our 2023 pay ratio, we combined all elements of our median employee’s compensation for 2023 using the same methodology that we used for calculating Mr. Godshall’s total compensation shown in the Summary Compensation Table, and the annual total compensation of our median employee was $123,500. Mr. Godshall’s annual total compensation, as reported in the Summary Compensation Table, was $9,478,729. Based on this information, the ratio of the annual total compensation of Mr. Godshall to the annual total compensation of our median employee was approximately 77:1 for 2023.

We believe that the above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. In addition, because the SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employment and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during part or all of 2023 were Kevin Ballinger, Laura Francis, Antoine Papiernik and Maria Sainz. None of the members of our Compensation Committee in 2023 were at any time an officer or employee of ours or any of our subsidiaries, and none had or have any relationships with us that are required to be disclosed under Item 404 of Regulation S-K. During 2023, none of our executive officers served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee.

Director Compensation

Our directors play a critical role in guiding our strategic direction and overseeing the management of Shockwave. The many responsibilities and risks and the substantial time commitment of being a director require that we provide adequate compensation commensurate with our directors’ workload and opportunity costs.

We maintain a non-employee director compensation plan for our Independent Directors pursuant to which they receive an annual cash retainer and annual equity grants in the form of RSUs.

In order to remain competitive in an increasingly challenging landscape for recruitment of non-employee directors and based on input from Compensia, our Compensation Committee approved an Amended and Restated Non-Employee Director Compensation Plan (the “Director Plan”) in April 2023, which included an increase to the annual retainers for the chairs of our Audit, Compensation and Nominating and ESG Committees from $20,000 to $22,500, $15,000 to $17,500 and $10,000 to $12,500, respectively, and an increase in the annual equity grant (as described below) from $185,000 to $215,000. Our Director Plan is described below.

Annual Cash Retainers

During 2023, each of our Independent Directors received annual retainers for Board and committee services as follows:

Position	Annual Cash Retainer under Director Plan ($)
Board Member	50,000
Non-Executive Chair	50,000
Committee Chair
Audit	22,500
Compensation	17,500
Nominating and ESG	12,500
Committee Member
Audit	10,000
Compensation	7,500
Nominating and ESG	5,000

Equity Awards

In addition, the Director Plan provides for the grant of an initial equity award upon appointment of an Independent Director to our Board of Directors, and the grant of an annual equity award to each Independent Director continuing in service as of the date of an annual meeting of stockholders. The Director Plan specifies that all equity grants to Independent Directors will be in the form of RSUs, with an initial equity grant provided to new directors for $277,500 fair value at grant date and an annual equity grant for each Independent Director continuing in service as of the date of an annual meeting of stockholders for $215,000 fair value at grant date. The Director Plan also allows for directors to defer settlement of the annual RSU grant. Directors must elect to defer settlement of the annual RSU grant on or before December 31 of any year for the annual RSUs granted during the following year and subsequent years. Deferral elections become irrevocable on January 1 for that year and any revocations only apply to the annual RSUs granted in the year following revocation. We may continue to include equity awards as part of the Director Plan in the future or provide awards to our Independent Directors outside of this policy.

Our only employee director, Mr. Godshall, who is our President and Chief Executive Officer, does not receive any compensation for his services as a director. For more information on Mr. Godshall’s compensation as an officer, see the section titled “Executive Compensation”.

The following table lists actual compensation paid to each of our directors during 2023, other than Mr. Godshall.

Director Compensation in 2023

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Kevin Ballinger	15,625	492,423	508,048
Laura Francis(3)	82,500	214,868	297,368
Ray Larkin(4)	118,750	214,868	333,618
Frederic Moll, M.D.(5)	58,750	214,868	273,618
Antoine Papiernik(6)	62,188	214,868	277,056
Maria Sainz	75,000	214,868	289,868
Sara Toyloy	63,750	214,868	278,618
F.T. “Jay” Watkins(7)	63,750	214,868	278,618

(1)

Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of RSUs granted in 2023, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our financial statements included in the Original Filing. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Each of the amounts reflected in the column represents the annual director grant in the form of RSU awards, which vest on the one-year anniversary of the date of grant.

(3)	As of December 31, 2023, Ms. Francis held an option to purchase 16,190 shares of our common stock, which was fully vested and exercisable.

(4)	As of December 31, 2023, Mr. Larkin held an option to purchase 28,688 shares of our common stock, which was fully vested and exercisable.

(5)	As of December 31, 2023, Dr. Moll held options to purchase 115,741 shares of our common stock, which were fully vested and exercisable.

(6)

The figure in the Fees Earned or Paid in Cash column was paid to Sofinnova Partners SAS, Mr. Papiernik’s employer. In addition, Mr. Papiernik has assigned beneficial ownership of the stock awards granted to him to his employer.

(7)	As of December 31, 2023, Mr. Watkins held options to purchase 107,694 shares of our common stock, which were fully vested and exercisable.

In order to remain competitive in an increasingly challenging landscape for recruitment of non-employee directors and based on input from Compensia, our Compensation Committee approved an Amended and Restated Non-Employee Director Compensation Plan in March 2024, which included an increase to the annual retainers for membership on the Board from $50,000 to $57,500, for the non-executive chair from $50,000 to $65,000 and for the chairs of our Audit and Nominating and ESG Committees from $22,500 to $25,000 and $12,500 to $15,000, respectively, and an increase in the initial equity grant (as described above) from $277,500 to $330,000 and in the annual equity grant (as described above) from $215,000 to $220,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	823,536	(1)	$5.90	(2)	880,809	(3)

Equity compensation plans not approved by stockholders	—		—		—

Total	823,536		$5.90	(2)	880,809

(1)

Amount does not include any shares of common stock issuable under our ESPP. We issue shares under our ESPP once every six months based on employee elections in the preceding six months. Pursuant to the terms of our ESPP, the number of shares to be issued and the price per share is not determined until immediately before the date of issuance.

(2)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs or PRSUs, since RSUs and PRSUs have no exercise price.
(3)

Includes shares available for issuance under our 2019 Plan and our ESPP. The number of shares available for issuance under our 2019 Plan increases automatically on the first day of each fiscal year of the Company beginning with the 2020 fiscal year and ending with the 2028 fiscal year, in an amount equal to the least of (i) 3% of the outstanding shares of our common stock on the last business day of the immediately preceding fiscal year and (ii) such number of shares determined by our Board. The number of shares available for issuance under our ESPP increases automatically on the first day of each fiscal year of the Company beginning with the 2020 fiscal year and ending with the 2028 fiscal year, in an amount equal to the lesser of (i) 1% of the outstanding shares of our common stock on the last business day of the immediately preceding fiscal year and (ii) such number of shares determined by our Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 31, 2024 by:

•	each person whom we know to own beneficially more than 5% of our common stock;

•	each of our directors and NEOs individually; and

•	all of our directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares of common stock subject to stock options that are exercisable within 60 days of March 31, 2024, and RSUs that may vest and settle within 60 days of March 31, 2024. Shares issuable pursuant to stock options or RSUs are deemed outstanding for computing the percentage of the person holding such equity awards but are not outstanding for computing the percentage of any other person. The percentage ownership of our common stock in the “Shares Beneficially Owned” column in the table is based on 37,496,110 shares of our common stock issued and outstanding as of March 31, 2024.

Unless otherwise indicated, the mailing address of each of the stockholders below is c/o Shockwave Medical, Inc., 5403 Betsy Ross Drive, Santa Clara, CA 95054. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Shares Beneficially Owned
Name of Beneficial Owner	Number (#)	Percent (%)
Greater than 5% Stockholders
BlackRock, Inc.(1)	3,740,596	10.0
The Vanguard Group, Inc.(2)	3,633,720	9.7
Entities affiliated with Wellington Management Group LLP(3)	2,500,594	6.7
Entities and persons affiliated with FMR LLC(4)	2,039,230	5.4
Directors and Named Executive Officers
Douglas Godshall(5)	474,180	1.3
Renee Gaeta	—	*
Daniel Puckett(6)	771	*
Isaac Zacharias(7)	50,908	*
Kevin Ballinger	—	*
Laura Francis(8)	17,738	*
C. Raymond Larkin, Jr.(9)	33,233	*
Frederic Moll, M.D.(10)	320,559	*
Antoine Papiernik(11)	34,177	*
Maria Sainz(12)	4,592	*
Sara Toyloy(13)	2,937	*
Jay Watkins(14)	105,490	*
All current executive officers and directors as a group (11 persons)(15)	1,053,814	2.8

*	Represents less than 1% of our outstanding common stock.
(1)

The number of shares reported is based solely on information disclosed on a Statement on Schedule 13G, Amendment No. 3, filed with the SEC on January 24, 2024, reporting beneficial ownership of our common stock as of December 31, 2023 by BlackRock, Inc. (“BlackRock”), a Delaware corporation, on behalf of itself as a parent holding company or control person for the following subsidiaries: (i) BlackRock Life Limited; (ii) BlackRock Advisors, LLC; (iii) Aperio Group, LLC; (iv) BlackRock (Netherlands) B.V.; (v) BlackRock Fund Advisors; (vi) BlackRock Institutional Trust Company, National Association; (vii) BlackRock Asset Management Ireland Limited; (viii) BlackRock Financial Management, Inc.; (ix) BlackRock Asset Management Schweiz AG; (x) BlackRock Investment Management, LLC; (xi) BlackRock Investment Management (UK) Limited; (xii) BlackRock Asset Management Canada Limited; (xiii) BlackRock (Luxembourg) S.A.; (xiv) BlackRock Investment Management (Australia) Limited; (xv) BlackRock Advisors (UK) Limited; and (xvi) BlackRock Fund Managers Ltd. Of the aggregate 3,740,596 shares of our common stock reported as beneficially owned in such capacity, BlackRock reported sole voting power with respect to 3,650,730 shares and sole dispositive power with respect to 3,740,596 shares. BlackRock’s principal business office address is 50 Hudson Yards, New York, NY 10001.

(2)

The number of shares reported is based solely on information disclosed on a Statement on Schedule 13G, Amendment No. 4, filed with the SEC on February 13, 2024, reporting beneficial ownership of our common stock as of December 29, 2023 by The Vanguard Group, Inc. (“Vanguard”), a Pennsylvania corporation, in its capacity as a registered investment adviser. Pursuant to the aforementioned Statement, these securities are beneficially owned by Vanguard through managed accounts belonging to its clients. Of the total number of shares of our common stock reported as beneficially owned, Vanguard reported that it has sole voting power with respect to none of the shares, shared voting power with respect to 15,957 shares, sole dispositive power with respect to 3,578,704 shares, and shared dispositive power with respect to 55,016 shares. Vanguard’s principal business office address is 100 Vanguard Boulevard, Malvern, PA 19355.

(3)

The number of shares reported is based solely on information disclosed on a Statement on Schedule 13G filed with the SEC on February 8, 2024, which reported an aggregate 2,500,594 shares of our common stock directly or indirectly beneficially owned, as of December 29, 2023 by: (i) Wellington Management Group LLP; (ii) Wellington Group Holdings LLP; and (iii) Wellington Investment Advisors Holdings LLP (collectively, the “Wellington Holding Companies”) as well as (iv) Wellington Management Company LLP (“Wellington US” and, together with the Wellington Holding Companies, the “Wellington Affiliates”) each in its respective capacity as a holding company or registered investment adviser. Further, on the Statement, the Wellington Affiliates reported direct or indirect beneficial ownership of our common stock on behalf of themselves and as parent holding companies and/or control persons for the following subsidiary investment advisers: (v) Wellington Management Canada LLC; (vi) Wellington Management Singapore Pte Ltd; (vii) Wellington Management Hong Kong Ltd; (viii) Wellington Management International Ltd; (ix) Wellington Management Japan Pte Ltd; and (x) Wellington Management Australia Pty Ltd. Of the total number of shares of our common stock reported as beneficially owned, the Wellington Holding Companies reported shared voting power with respect to 2,274,412 shares and shared dispositive power with respect to 2,500,594 shares, and Wellington US reported shared voting power with respect to 2,260,495 shares and dispositive power with respect to 2,437,153 shares. The principal business office address of each of the aforementioned parties is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(4)

The number of shares reported is based solely on information disclosed on a Statement on Schedule 13G, Amendment No. 5, filed with the SEC on February 9, 2024, reporting beneficial ownership of our common stock as of December 31, 2023 by FMR LLC, a Delaware limited liability company, and Abigail P. Johnson. According to the aforementioned Statement, the following subsidiaries of parent holding company FMR LLC may also be deemed to beneficially own securities reported by it: (a) FIAM LLC, (b) Fidelity Institutional Asset Management Trust Company, (c) Fidelity Management & Research Company LLC, (d) Fidelity Management Trust Company, and (e) Strategic Advisers LLC (collectively, the “FMR Affiliates”). Abigail P. Johnson is the Director, Chairman, and Chief Executive Officer of FMR LLC, and may be deemed to exercise voting and investment discretion over securities held by FMR LLC or the FMR Affiliates. Additionally, according to the Statement, certain members of the Johnson family who have entered into a voting agreement with respect to their aggregate equity ownership of FMR LLC may be deemed to form a controlling group with respect to FMR LLC pursuant to the Investment Company Act of 1940. The address of each of the aforementioned parties is 245 Summer Street, Boston, MA 02210.

(5)

Consists of (a) 94,954 shares of our common stock owned directly by Mr. Godshall, (b) an aggregate 376,766 shares of our common stock underlying vested Company Options, and (c) 2,460 shares of our common stock underlying RSUs which will vest within 60 days following March 31, 2024.

(6)

Consists of (a) 229 shares of our common stock owned directly by Mr. Puckett, (b) an aggregate 135 shares of our common stock underlying vested Company Options, and (c) 407 shares of our common stock underlying RSUs which will vest within 60 days following March 31, 2024. Mr. Puckett served as our Chief Financial Officer until February 5, 2024.

(7)

Consists of (a) 22,164 shares of our common stock owned directly by Mr. Zacharias, (b) an aggregate 27,709 shares of our common stock underlying vested Company Options, and (c) 1,035 shares of our common stock underlying RSUs which will vest within 60 days following March 31, 2024.

(8)

Consists of (a) 497 shares of our common stock directly owned by Ms. Francis, (b) 3,551 shares of our common stock directly owned by the David and Laura Francis Joint Revocable Trust, of which Ms. Francis and her spouse are co-trustees and (c) an aggregate 13,690 shares of our common stock underlying vested Company Options which are held directly by Ms. Francis.

(9)	Consists of (a) 4,545 shares of our common stock owned directly by Mr. Larkin and (b) an aggregate 28,688 shares of our common stock underlying vested Company Options.
(10)

Consists of (a) 285,791 shares of our common stock directly owned by Dr. Moll, (b) an aggregate 33,774 shares of our common stock underlying vested Company Options which are directly held by Dr. Moll and (c) 994 shares of our common stock underlying vested RSUs.

(11)

Consists of 34,177 shares held directly by Sofinnova Capital VII FCPR (“Sofinnova VII”). Mr. Papiernik, a member of our Board of Directors, is also a managing partner of Sofinnova Partners SAS, a French corporation (“Sofinnova SAS”), which is the management company of Sofinnova VII. By virtue of Mr. Papiernik’s employment agreement with Sofinnova SAS, beneficial ownership and pecuniary interest in the securities ascribed to Mr. Papiernik in the first sentence of this footnote has been assigned to Sofinnova VII. Additionally, as its management company, Sofinnova SAS, may be deemed to have sole voting and dispositive power over the shares held by Sofinnova VII. The managing partners of Sofinnova SAS, Denis Lucquin, Antoine Papiernik (a member of our Board of Directors) and Monique Saulnier, may be deemed to have shared voting and dispositive power with respect to the securities reported in this row. The address of each of the aforementioned parties is Sofinnova Partners, Immeuble le Centorial, 16-18 Rue du Quatre-Septembre, 75002 Paris, France.

(12)	Consists of (a) 3,598 shares of our common stock held directly by Ms. Sainz as of March 31, 2024 and (b) 994 shares of our common stock underlying vested RSUs.
(13)	Consists of (a) 1,943 shares of our common stock held directly by Ms. Toyloy as of March 31, 2024 and (b) 994 shares of our common stock underlying vested RSUs.
(14)	Consists of (a) 3,796 shares of our common stock held directly by Mr. Watkins and (b) an aggregate 101,694 shares of our common stock underlying vested Company Options.
(15)

Consists of an aggregate total of (a) 455,016 shares of our common stock, (b) 582,321 shares of our common stock underlying vested Company Options, and (c) 6,477 shares of our common stock underlying RSUs which are vested or will vest within 60 days following March 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year or which are currently proposed, to which we were a party or will be a party, in which:

•	the amounts involved exceed $120,000; and

•

any of our directors, any nominees for director, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any member of their immediate family, or any entity affiliated with any of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, which are described where required under the section titled “Executive Compensation”.

Director and Officer Indemnification

We have entered into an indemnification agreement with each of our directors and executive officers. These indemnification agreements and our Restated Certificate of Incorporation and Bylaws indemnify each of our directors and executive officers to the fullest extent permitted by the Delaware General Corporation Law.

Policies and Procedures for Related Party Transactions

Our Board of Directors adopted a written Related Person Transaction Policy in connection with our initial public offering, setting forth the policies and procedures for the review and approval or ratification of related-party transactions. Pursuant to its charter, the Audit Committee is responsible for reviewing all related party transactions in accordance with applicable law, SEC and Nasdaq rules and regulations and our Related Person Transaction Policy. This policy covers any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related party had or will have a direct or indirect material interest, as determined by the Audit Committee, including, without limitation, for purchases of goods or services by or from the related party or entities in which the related party has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related party.

All related party transactions described in this section occurred prior to adoption of the Related Person Transaction Policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and approved by our Board of Directors.

Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm
On February 27, 2024, the Audit Committee dismissed Ernst & Young LLP (“EY”), located in San Mateo, California, with PCAOB ID 42,
our then-current independent registered public accounting firm and approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2024. The decision to change independent registered public accounting firms was approved by the Audit Committee and disclosed in a Current Report on Form
8-K
filed with the SEC on March 1, 2024. Prior to February 27, 2024, EY served as our independent registered public accounting firm and audited our financial statements for th
e
fiscal years ended December 31, 2022 and 2023.
The following is a summary of the fees and services provided by EY to the Company for fiscal years 2023 and 2022:

	Fiscal Year Ended December 31,
Description of Services Provided by EY	2023	2022
Audit Fees (1)	$4,755,025	$2,047,836
Audit Related Fees (2)	578,000	298,813
Tax Fees (3)	66,696	149,600
All Other Fees (4)	—	1,939

TOTAL	$5,399,721	$2,498,188

(1)
Audit fees for EY for 2023 and 2022 were for professional services rendered for the audits of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by EY in connection with statutory and regulatory filings or engagements.

(2)
Audit related fees for EY 2023 and 2022 were for assurance and other services that were reasonably related to the performance of the audit or review of our financial statements and services related to other permissible advisory services.

(3)	Tax fees for EY for 2023 and 2022 pertained to tax compliance and consulting services.
(4)	All other fees for EY for 2022 relate to professional services not included in the categories above, including a subscription to a database for accounting research.
Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
The Audit Committee or a delegate or delegates thereof
pre-approves
the scope of the audit, audit-related and tax services provided by our independent registered public accounting firm, as well as all associated fees and terms, pursuant to pre-approval
policies and procedures established by the Audit Committee. The Audit Committee evaluates the independent registered public accounting firm’s qualifications, performance and independence, and presents its conclusions to the Board on at least an annual basis.
All of the services provided by EY since our initial public offering in March 2019, and fees for such services, were pre-app
ro
ved
by the Audit Committee in accordance with these standards.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3. Exhibits.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date

2.1^	Arrangement Agreement by and between the Registrant and Neovasc Inc., dated January 16, 2023	8-K	001-38829	2.1	January 17, 2023

2.2^	Agreement and Plan of Merger, dated April 4, 2024, by and among Johnson & Johnson, Sweep Merger Sub, Inc. and Shockwave Medical, Inc.	8-K	001-38829	2.1	April 5, 2024

3.1	Restated Certificate of Incorporation	8-K	001-38829	3.3	March 12, 2019

3.2	Second Amended and Restated Bylaws	8-K	001-38829	3.1	December 23, 2022

4.1	Form of Common Stock Certificate	S-1	333-229590	4.1	February 8, 2019

4.2	Amended and Restated Investors’ Rights Agreement, between the Registrant and the investors listed on Exhibit A thereto	S-1	333-229590	4.2	February 8, 2019

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-38829	4.3	February 27, 2023

4.4	Indenture dated August 15, 2023 between Shockwave Medical, Inc. and U.S. Bank Trust Company, National Association, as trustee (including the form of 1.00% Convertible Senior Notes due 2028)	8-K	001-38829	4.1	August 15, 2023

10.1	Form of Capped Call Transaction Confirmation	8-K	001-38829	99.1	August 15, 2023

10.2	Sublease Agreement by and between the Registrant and Benvenue Medical, Inc. for facilities at 5403 Betsy Ross Drive, Santa Clara, California, dated May 7, 2018	S-1	333-229590	10.1	February 8, 2019

10.3	Lease Agreement by and between the Registrant and Betsy Ross Property, LLC for facilities at 5403 and 5353 Betsy Ross Drive, Santa Clara, California, dated December 13, 2019	10-K	001-38829	10.2	March 12, 2020

10.4	Office Lease (Net), dated as of September 27, 2021, between Bunker Hill Lane Property, LLC, a Delaware limited liability company, as Landlord, and Shockwave Medical, Inc., a Delaware Corporation, as Tenant, for 3003 Bunker Hill Lane, Santa Clara, California.	8-K	001-38829	10.1	September 28, 2021

10.5	First Amendment to Office Lease (Net), dated as of September 27, 2021, by and between Betsy Ross Property, LLC, a Delaware limited liability company, and Shockwave Medical, Inc., a Delaware corporation, relating to 5353 Betsy Ross Drive, and 5403 Betsy Ross Drive, Santa Clara, California	8-K	001-38829	10.2	September 28, 2021

10.6	Second Amendment to Office Lease (Net), dated as of May 26, 2023, by and between Betsy Ross Property, LLC, a Delaware limited liability company, and Shockwave Medical, Inc., a Delaware corporation, relating to 5353 Betsy Ross Drive, and 5403 Betsy Ross Drive, Santa Clara, California	8-K	001-38829	10.1	June 1, 2023

10.7†	2009 Equity Incentive Plan, and forms of Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-229590	10.3	February 8, 2019

10.8†	2019 Equity Incentive Plan and form of Stock Option Agreement	S-1/A	333-229590	10.4	February 25, 2019

10.9†	Form of Global Restricted Stock Unit Agreement	10-K	001-38829	10.5	February 27, 2023

10.10†	Form of Global Performance-Based Restricted Stock Unit Award Agreement	10-K	001-38828	10.10	February 26, 2024

10.11†	Employee Stock Purchase Plan	S-1/A	333-229590	10.5	February 25, 2019

10.12†	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-229590	10.6	February 8, 2019

10.13†	Offer Letter with Douglas Godshall	S-1	333-229590	10.7	February 8, 2019

10.14†	Amended and Restated Separation Pay Agreement with Douglas Godshall	10-Q	001-38829	10.1	May 9, 2022

10.15†	Offer Letter with Dan Puckett	S-1	333-229590	10.8	February 8, 2019

10.16†	Consulting Agreement with Dan Puckett	10-K	001-38828	10.16	February 26, 2024

10.17†	Offer Letter with Renee Gaeta	10-K	001-38828	10.17	February 26, 2024

10.18†	Offer Letter with Isaac Zacharias	S-1	333-229590	10.9	February 8, 2019

10.19†	Retention Agreement with Isaac Zacharias	8-K	001-38829	10.1	April 9, 2024

10.20†	Amended and Restated Form of Separation Pay Agreement for Executive Officers (other than CEO)	10-Q	001-38829	10.2	May 9, 2022

10.21*†	Amended and Restated Non-Employee Director Compensation Policy

10.22	Credit Agreement by and between the Registrant and the Lenders referred to therein as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Wells Fargo Securities, LLC, and Silicon Valley Bank, as Joint Lead Arrangers and Joint Bookrunners, and Silicon Valley Bank, as Syndication Agent, dated October 19, 2022	8-K	001-38829	10.1	October 20, 2022

21.1	Subsidiaries of the Registrant	10-K	001-38829	21.1	February 26, 2024

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38829	23.1	February 26, 2024

24.1	Power of Attorney (included on signature page to the Original Filing)	10-K	001-38829	24.1	February 26, 2024

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-38829	31.1	February 26, 2024

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-38829	31.2	February 26, 2024

31.3*	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Principal Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	10-K	001-38829	32.1	February 26, 2024

32.2#	Certification of Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	10-K	001-38829	32.2	February 26, 2024

97.1	Amended and Restated Policy for Recoupment of Incentive Compensation	10-K	001-38829	97.1	February 26, 2024

104*	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
^	Schedules (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
†	Indicates a management contract or compensatory plan or arrangement.
#

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Shockwave Medical, Inc.

Date: April 26, 2024	By:	/s/ Douglas Godshall
Douglas Godshall
President, Chief Executive Officer & Director